Form 10-Q
period 2019-06-30
Monocle Acquisition Corp
filed 2019-08-09
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2019, 22,280,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

MONOCLE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOCLE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,172,052	$41,093
Income taxes receivable	96,094	—
Prepaid expenses	158,494	—
Total Current Assets	1,426,640	41,093

Deferred offering costs	—	376,407
Cash and marketable securities held in Trust Account	175,409,792	—
Total Assets	$176,836,432	$417,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$115,406	$451
Accrued offering costs	—	242,500
Promissory note – related party	—	150,000
Total Current Liabilities	115,406	392,951

Commitments

Common stock subject to possible redemption, 17,002,081 shares at $10.10 per share	171,721,018	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 and 1,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively, none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 5,277,919 and 4,312,500 shares issued and outstanding (excluding 17,002,081 and -0- shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	528	431
Additional paid in capital	3,964,353	24,569
Retained earnings (Accumulated deficit)	1,035,127	(451)
Total Stockholders’ Equity	5,000,008	24,549
Total Liabilities and Stockholders’ Equity	$176,836,432	$417,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating costs	$162,884	$246,826
Loss from operations	(162,884)	(246,826)

Other income
Interest income	1,053,042	1,596,310
Other income	1,053,042	1,596,310

Income before provision for income taxes	890,158	1,349,484
Provision for income taxes	(210,638)	(313,906)

Net income	$679,520	$1,035,578

Weighted average shares outstanding of redeemable common stock, basic and diluted	17,250,000	17,250,000

Basic and diluted net income per common share, redeemable common stock	$0.05	$0.07

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,030,000	4,863,508

Basic and diluted net income (loss) per common share, non-redeemable common stock	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

				Retained earnings/	Total
	Common Stock		Additional paid	(Accumulated	Stockholders’
	Shares	Amount	in capital	deficit)	Equity
Balance – January 1, 2019	4,312,500	$431	$24,569	$(451)	$24,549

Sale of 17,250,000 Units, net of underwriting discounts and offering costs	17,250,000	1,725	168,484,174	—	168,485,899

Sale of 717,500 Private Units	717,500	72	7,174,928	—	7,175,000

Common stock subject to possible redemption	(16,934,802)	(1,693)	(171,039,807)	—	(171,041,500)

Net income	—	—	—	356,058	356,058

Balance – March 31, 2019	5,345,198	535	4,643,864	355,607	5,000,006

Change in value of common stock subject to possible redemption	(67,279)	(7)	(679,511)	—	(679,518)

Net income	—	—	—	679,520	679,520

Balance – June 30, 2019	5,277,919	$528	$3,964,353	$1,035,127	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,035,578
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,596,310)
Changes in operating assets and liabilities:
Income taxes receivable	(96,094)
Prepaid expenses	(158,494)
Accrued expenses	114,955
Net cash and cash equivalents used in operating activities	(700,365)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(174,225,000)
Cash withdrawn from Trust Account	411,518
Net cash and cash equivalents used in investing activities	(173,813,482)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Units	7,175,000
Proceeds from promissory note – related party	70,000
Repayment of promissory note – related party	(220,000)
Payment of offering costs	(430,194)
Net cash and cash equivalents provided by financing activities	175,644,806

Net Change in Cash	1,130,959
Cash and cash equivalents – Beginning	41,093
Cash and cash equivalents – Ending	$1,172,052

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption as of February 11, 2019, the date of the Initial Public Offering	$170,685,445
Change in value of common stock subject to possible redemption from February 11, 2019 through June 30, 2019	$1,035,573

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from August 20, 2018 (inception) through June 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering.

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

JUNE 30, 2019

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.10 per share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust asset. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company's independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 7, 2019, as well as the Company’s Current Report Form 8-K, as filed with the SEC on February 12, 2019. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future periods.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market accounts. As of June 30, 2019, cash equivalents amounted to $1,139,860. The Company did not have any cash equivalents as of December 31, 2018.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s condensed statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes of approximately $101,500 and $313,900, for the three and six months ended June 30, 2019, respectively, by the weighted average number of redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares and the Private Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Promissory Note – Related Party

The Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2019 or the completion of the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering on February 11, 2019.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the February 7, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the three and six months ended June 30, 2019, the Company incurred $30,000 and $50,000 in fees for these services, respectively.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Business Combination Marketing Agreement

The Company engaged the underwriters as advisors in connection with its Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a Business Combination in an amount equal to $6,037,500. No amounts have been recorded as of June 30, 2019 in conjunction with this agreement.

Legal Matters

The Company has engaged a law firm to assist the Company with its legal matters in identifying, negotiating, and consummating a Business Combination, as well as assisting with other legal matters. In the event of a successful Business Combination, the amount of fees to be paid will be agreed upon between the Company and the law firm in light of all the facts and circumstances at that point in time. If a Business Combination does not occur, the Company will not be required to pay this contingent fee. Management is unable to determine the amount of the legal fees to be paid at this time. There can be no assurance that the Company will complete a Business Combination.

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock  — The Company filed an Amended and Restated Certificate of Incorporation in February 2019 such that the Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of  $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company filed an Amended and Restated Certificate of Incorporation in February 2019 such that the Company is authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 5,277,919 and 4,312,500 shares of common stock issued and outstanding, excluding 17,002,081 and -0- shares of common stock subject to possible redemption, respectively.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

At June 30, 2019, assets held in the Trust Account were comprised of $92,155 in money market funds which are invested in government securities and $175,317,637 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at June 30, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2019	U.S. Treasury Securities (Mature on 8/8/2019)	$175,317,637	$71,407	$175,389,044

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2019, we had a net income of $679,520, which consists of interest income on marketable securities held in the trust account (“Trust Account”) of $1,053,042, offset by operating costs of $162,884 and a provision for income taxes of $210,638.

For the six months ended June 30, 2019, we had a net income of $1,034,578, which consists of interest income on marketable securities held in the Trust Account of $1,596,310, offset by operating costs of $246,826 and a provision for income taxes of $313,906.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $1,172,052. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and Cowen Investments II LLC (“Cowen Investments” and, together with the Sponsor, the “Founders”) and loans from our Sponsor.

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

As of June 30, 2019, we had cash and marketable securities held in the trust account of $175,409,792. Interest income on the balance in the Trust Account will be used by us to pay franchise and income taxes. Through June 30, 2019, we have withdrawn $411,518 of interest earned on the Trust Account to pay our franchise and income tax obligations.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space and general and administrative services. We began incurring these fees on February 7, 2019 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and our liquidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2019 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 19, 2018 and incorporated by reference herein.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOCLE ACQUISITION CORPORATION

Date: August 8, 2019		/s/ Eric J. Zahler
	Name:	Eric J. Zahler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019		/s/ Richard J. Townsend
	Name:	Richard J. Townsend
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

