Form 10-Q
period 2019-09-30
Monocle Acquisition Corp
filed 2019-11-12
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, 22,280,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

MONOCLE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOCLE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$787,088	$41,093
Prepaid income taxes	73,905	—
Prepaid expenses	117,872	—
Total Current Assets	978,865	41,093

Deferred offering costs	—	376,407
Cash and marketable securities held in Trust Account	176,210,879	—
Total Assets	$177,189,744	$417,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$356,431	$451
Accrued offering costs	—	242,500
Promissory note – related party	—	150,000
Total Current Liabilities	356,431	392,951

Commitments

Common stock subject to possible redemption, 17,013,199 shares at $10.10 per share at September 30, 2019	171,833,310	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 and 1,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively, none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 5,266,801 and 4,312,500 shares issued and outstanding (excluding 17,013,199 and no shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	527	431
Additional paid in capital	3,852,062	24,569
Retained earnings (Accumulated deficit)	1,147,414	(451)
Total Stockholders’ Equity	5,000,003	24,549
Total Liabilities and Stockholders’ Equity	$177,189,744	$417,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 20, 2018 (inception) Through September 30,
	2019	2019	2018
Operating costs	$666,612	$913,438	$451
Loss from operations	(666,612)	(913,438)	(451)

Other income
Interest income	973,838	2,570,148	—

Income (loss) before provision for income taxes	307,226	1,656,710	(451)
Provision for income taxes	(194,939)	(508,845)	—

Net income (loss)	$112,287	$1,147,865	$(451)

Weighted average shares outstanding of redeemable common stock, basic and diluted	17,250,000	17,250,000	—

Basic and diluted net income per common share, redeemable common stock	$0.04	$0.11	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,030,000	4,919,615	5,000,000 (1)

Basic and diluted net loss per common share, non-redeemable common stock	$(0.12)	$(0.15)	$(0.00)

(1)	Excluded an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE PERIOD FROM AUGUST 20, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Equity
Balance – August 20, 2018 (inception)	—	$—	$—	$—	$—

Issuance of common stock to the Founders (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(451)	(451)

Balance – September 30, 2018	5,750,000	$575	$24,425	$(451)	$24,549

(1)	Included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

			Additional	Retained earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	capital	deficit)	Equity
Balance – January 1, 2019	4,312,500	$431	$24,569	$(451)	$24,549

Sale of 17,250,000 Units, net of underwriting discounts and offering costs	17,250,000	1,725	168,484,174	—	168,485,899

Sale of 717,500 Private Units	717,500	72	7,174,928	—	7,175,000

Common stock subject to possible redemption	(16,934,802)	(1,693)	(171,039,807)	—	(171,041,500)

Net income	—	—	—	356,058	356,058

Balance – March 31, 2019	5,345,198	535	4,643,864	355,607	5,000,006

Change in value of common stock subject to possible redemption	(67,279)	(7)	(679,511)	—	(679,518)

Net income	—	—	—	679,520	679,520

Balance – June 30, 2019	5,277,919	528	3,964,353	1,035,127	5,000,008

Change in value of common stock subject to possible redemption	(11,118)	(1)	(112,291)	—	(112,292)

Net income	—	—	—	112,287	112,287

Balance – September 30, 2019	5,266,801	$527	$3,852,062	$1,147,414	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from August 20, 2018 (inception) Through September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$1,147,865	$(451)
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,570,148)	—
Changes in operating assets and liabilities:
Prepaid income taxes	(73,905)	—
Prepaid expenses	(117,872)	—
Accrued expenses	355,980	451
Net cash and cash equivalents used in operating activities	(1,258,080)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(174,225,000)	—
Cash withdrawn from Trust Account	584,269	—
Net cash and cash equivalents used in investing activities	(173,640,731)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to the Founders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—
Proceeds from sale of Private Units	7,175,000	—
Proceeds from promissory note – related party	70,000	5,000
Repayment of promissory note – related party	(220,000)	—
Payment of offering costs	(430,194)	—
Net cash and cash equivalents provided by financing activities	175,644,806	30,000

Net Change in Cash and Cash Equivalents	745,995	30,000
Cash and cash equivalents – Beginning	41,093	—
Cash and cash equivalents – Ending	$787,088	$30,000

Supplemental cash flow information:
Cash paid for income taxes	$582,750	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption as of February 11, 2019, the date of the Initial Public Offering	$170,685,445	$—
Change in value of common stock subject to possible redemption from February 11, 2019 through September 30, 2019	$1,147,865	$—
Deferred offering costs included in accrued offering cost	$—	$84,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from August 20, 2018 (inception) through September 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering.

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

SEPTEMBER 30, 2019

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed by the close of business on November 11, 2020 raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 11, 2020. In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering. Based on the value of the Trust Account at September 30, 2019, the redemption value, after payment of accrued income taxes and other expenses, is greater than $10.10 per share.

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 7, 2019, as well as the Company’s Current Report Form 8-K, as filed with the SEC on February 12, 2019. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market accounts. As of September 30, 2019, cash equivalents amounted to $574,301. The Company did not have any cash equivalents as of December 31, 2018.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $4,014,101 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019 and December 31, 2018, the Company had a deferred tax asset of approximately $161,000 and $0, respectively, which had a full valuation allowance recorded against it of approximately $161,000 and $0, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $195,000 and $509,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was approximately 64% and 31%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s condensed statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes of approximately $244,900 and $660,400, for the three and nine months ended September 30, 2019, respectively, by the weighted average number of redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares and the Private Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Founders or an affiliate of the Founders, or certain of the Company’s officers and director may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. There are no Working Capital Loans outstanding as of September 30, 2019.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the February 7, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the three and nine months ended September 30, 2019, the Company incurred $30,000 and $80,000 in fees for these services, respectively.

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

SEPTEMBER 30, 2019

(Unaudited)

Business Combination Marketing Agreement

The Company engaged the underwriters as advisors in connection with its Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a Business Combination in an amount equal to $6,037,500. No amounts have been recorded as of September 30, 2019 in conjunction with this agreement.

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

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock  — The Company filed an Amended and Restated Certificate of Incorporation in February 2019 such that the Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of  $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company filed an Amended and Restated Certificate of Incorporation in February 2019 such that the Company is authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 5,266,801 and 4,312,500 shares of common stock issued and outstanding, excluding 17,013,199 and -0- shares of common stock subject to possible redemption, respectively.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

At September 30, 2019, assets held in the Trust Account were comprised of $138,552 in money market funds which are invested in government securities and $176,072,327 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2019	U.S. Treasury Securities (Mature on 11/29/2019)	$176,072,327	$62,895	$176,135,222

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2019, we had a net income of $112,287, which consists of interest income on marketable securities held in the trust account (“Trust Account”) of $973,838, offset by operating costs of $666,612 and a provision for income taxes of $194,939.

For the nine months ended September 30, 2019, we had a net income of $1,147,865, which consists of interest income on marketable securities held in the Trust Account of $2,570,148, offset by operating costs of $913,438 and a provision for income taxes of $508,845.

For the period from August 20, 2018 (inception) through September 30, 2018, we had a net loss of $451, which consists of operating costs.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $787,088. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and Cowen Investments II LLC (“Cowen Investments” and, together with the Sponsor, the “Founders”) and loans from our Sponsor.

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

As of September 30, 2019, we had cash and marketable securities held in the trust account of $176,210,879. Interest income on the balance in the Trust Account will be used by us to pay franchise and income taxes. Through September 30, 2019, we have withdrawn $584,269 of interest earned on the Trust Account to pay our franchise and income tax obligations.

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

If we are unable to complete a Business Combination by November 11, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution if our initial Business Combination is not completed by the close of business on November 11, 2020 raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 11, 2020.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

We paid a total of $3,450,000 underwriting discounts and commissions and $564,101 for other costs and expenses related to the Initial Public Offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the Private Placement was $175,660,899, of which $174,225,000 was placed in the Trust Account.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOCLE ACQUISITION CORPORATION

Date: November 12, 2019		/s/ Eric J. Zahler
	Name:	Eric J. Zahler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019		/s/ Richard J. Townsend
	Name:	Richard J. Townsend
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)