Form 10-K
period 2019-12-31
Monocle Acquisition Corp
filed 2020-03-02
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38801

Monocle Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	83-1751907
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 Lexington Avenue, Suite 1501
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 446-6981

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one redeemable Warrant	MNCLU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	MNCL	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	MNCLW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $170,775,000 (based on the closing sales price of the common stock on June 28, 2019 of $9.90, as reported on the Nasdaq Capital Market).

As of March 2, 2020, 22,280,000 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires:

•	references to “we,” “us,” “our,” “the company” or “our company” refer to Monocle Acquisition Corporation, a Delaware corporation;

•	references to our “sponsor” refer to Monocle Partners, LLC, a Delaware limited liability company affiliated with our executive officers and certain of our directors;

•	references to “founders” refer to our sponsor and Cowen Investments;

•	references to “public units” refer to the units sold in our initial public offering;

•	references to “public shares” refer to shares of our common stock sold as part of the public units in our initial public offering;

•	references to “public warrants” refer to our redeemable warrants sold as part of the public units in our initial public offering;

•	references to “founder shares” refer to shares of our common stock initially purchased by our founders in a private placement or placements prior to our initial public offering;

•	references to “private units” refer to the units sold to our founders in a private placement in connection with our initial public offering;

•	references to “private shares” refer to the shares of our common stock sold as part of the private units;

•	references to “private warrants” refer to the warrants sold as part of the private units;

•	references to “common stock” refer to our common stock, par value $0.0001 per share;

•	references to “public stockholders” refer to the holders of our public shares, including our sponsor, officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;

•	references to “management” or our “management team” refer to our officers and directors;

•	references to “initial stockholders” refer to the holders of our founder shares prior to our initial public offering;

•	references to “Cowen” refer to Cowen and Company, LLC; and

•	references to “Cowen Investments” refer to Cowen Investments II LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination, including our ability to consummate the proposed Business Combination with AerSale (as such terms are defined below);

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

ii

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

Introduction

We are a blank check company formed under the laws of the State of Delaware on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to in this report as our initial business combination.

In September 2018, we issued an aggregate of 5,750,000 founder shares to our founders for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. Our sponsor and Cowen Investments purchased 5,390,625 and 359,375 founder shares, respectively. In November 2018, our sponsor transferred to our independent directors an aggregate of 45,000 founder shares. On November 19, 2018, our founders forfeited for no consideration, an aggregate of 1,437,500 founder shares, of which our sponsor forfeited 1,347,656 founder shares and Cowen Investments forfeited 89,844 founder shares. As a result, our initial stockholders now hold 4,312,500 founder shares, of which our sponsor holds 3,997,969 founder shares and Cowen Investments holds 269,531 founder shares.

The registration statement on Form S-1 (File No. 333-228470) for our initial public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on February 6, 2019. On February 11, 2019, we consummated our initial public offering of 17,250,000 units, including the issuance of 2,250,000 units as a result of the underwriters’ full exercise of their over-allotment option, with each unit consisting of one share of common stock and one redeemable warrant. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000.

Simultaneously with the consummation of our initial public offering and the full over-allotment option, we consummated the private placement of an aggregate of 717,500 private units to our founders at a price of $10.00 per private unit, generating total gross proceeds of $7,175,000 (the “private placement”). Our sponsor and Cowen Investments purchased 591,334 and 126,166 private units, respectively, in the private placement.

A total of $174,225,000 (or $10.10 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public stockholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination within the required time period and (ii) the distribution of the trust account, as described below, except that interest earned on the trust account can be released to pay our franchise and income taxes payable and for dissolution or liquidation expenses up to $100,000, as applicable.

Transaction costs amounted to $4,014,101, consisting of $3,450,000 of underwriting fees and $564,101 of other costs. As of December 31, 2019, we had $319,399 in our operating bank accounts and $176,625,548 in cash and marketable securities held in the trust account. Interest income on the balance in the trust account will be used by us to pay franchise and income taxes. Through December 31, 2019, we have withdrawn $764,269 of interest earned on the trust account to pay franchise and income tax obligations.

Our units began trading on February 7, 2019 on the Nasdaq Capital Market under the symbol “MNCLU.” Commencing on February 28, 2019, the common stock and warrants comprising the units began separate trading on the Nasdaq Capital Market under the symbols “MNCL” and “MNCLW,” respectively. Those units not separated continue to trade on the Nasdaq Capital Market under the symbol “MNCLU.”

Proposed Business Combination

On December 8, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Monocle Holdings Inc., a Delaware corporation and wholly-owned direct subsidiary of our company (“NewCo”), Monocle Merger Sub 1 Inc., a Delaware corporation and wholly-owned direct subsidiary of NewCo (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of NewCo (“Merger Sub 2”), AerSale Corp., a Delaware corporation (“AerSale”), and solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement), Leonard Green & Partners, L.P., a Delaware limited partnership (“LGP”).

Merger Agreement

Pursuant to the Merger Agreement, (a) Merger Sub 1 will be merged with and into our company, with our company surviving the merger as a wholly-owned direct subsidiary of NewCo (the “First Merger”), and (b) Merger Sub 2 will be merged with and into AerSale, with AerSale surviving the merger as a wholly-owned indirect subsidiary of NewCo (the “Second Merger”). The First Merger, the Second Merger and the other transactions contemplated in the Merger Agreement are referred to in this report as the proposed “Business Combination.” In connection with the proposed Business Combination, our company and AerSale will become direct or indirect wholly-owned subsidiaries of NewCo, the new public company after the closing of the proposed Business Combination (the “Closing”).

Under the Merger Agreement and pursuant to the First Merger, (i) all of the issued and outstanding shares of our common stock will be exchanged on a one-for-one basis for shares of common stock of NewCo, par value $0.0001 per share (“NewCo Common Stock”), (ii) each outstanding and unexercised warrant to purchase our common stock will be exchanged on a one-for-one basis for a warrant to purchase NewCo Common Stock, in the same form and on the same terms and conditions as such warrants to purchase our common stock, and (iii) each issued and outstanding share of common stock of Merger Sub 1 will be canceled and converted into and become, on a one-for-one basis, a share of our common stock.

 Under the Merger Agreement and pursuant to the Second Merger, NewCo will acquire AerSale for aggregate consideration equal to $400 million, consisting of (i) $250 million payable in cash (the “Aggregate Cash Consideration”) (subject to adjustment as described below) and (ii) 15,000,000 shares of NewCo Common Stock, valued at $10 per share (i.e., $150 million in the aggregate) (“Aggregate Common Stock Consideration”). Holders of AerSale common stock, par value $0.01 per share (“AerSale Common Stock”), and AerSale in-the-money stock appreciation rights (“SARs”) will also receive as consideration a contingent right to receive up to 2,500,000 additional shares of NewCo Common Stock in the aggregate, half of which will be issued at such time as the NewCo Common Stock price is greater than $12.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days on or prior to the fifth anniversary of the date of the Closing (the “Closing Date”) and the other half of which will be issued at such time as the NewCo Common Stock price is greater than $14.00 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days on or prior to the fifth anniversary of the Closing Date (collectively, the “Earnout Shares”). The Earnout Shares will also be issued upon the occurrence of a Liquidity Event (as defined in the Merger Agreement), solely to the extent the Liquidity Event Consideration (as defined in the Merger Agreement) is greater than $12.50, in which case half of the Earnout Shares will be issued, or $14.00, in which case the other half of the Earnout Shares will also be issued. Earnout Shares that have not been issued on or prior to the fifth anniversary of the Closing Date will be cancelled.

In the event that, immediately prior to the Closing of the Business Combination, the amount of cash available to be released from the trust account after all redemptions of shares of our common stock pursuant to our amended and restated certificate of incorporation, plus the actual amount of cash proceeds received by our company pursuant to the debt financing, plus the cash and cash equivalents of AerSale in immediately available funds (collectively, “Available Cash”) is less than the amount of cash necessary to pay the Aggregate Cash Consideration plus each party’s transaction expenses (collectively, “Necessary Cash”), the cash consideration payable in the Business Combination will be reduced by up to $50 million and AerSale stockholders and SAR holders will receive, in lieu of an amount of cash equal to the amount by which Necessary Cash exceeds Available Cash (the “Available Cash Shortfall Amount”), a number of shares of 5.00% Series A Convertible Preferred Stock of NewCo, par value $0.0001 per share (each such share with a stated value of  $100 per share) (“NewCo Convertible Preferred Stock”) with an aggregate value equal to the Available Cash Shortfall Amount, but in no event more than 500,000 shares of NewCo Convertible Preferred Stock. It is a condition to the obligations of both our company and AerSale to consummate the Business Combination that the Available Cash Shortfall Amount not exceed $50 million.

The Closing is subject to certain conditions, including but not limited to an approval of our stockholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances.

Debt Commitment Letter

In order to finance a portion of the Aggregate Cash Consideration payable in the proposed Business Combination and the costs and expenses incurred in connection therewith, we entered into a debt commitment letter with NewCo, Wells Fargo Bank, N.A. (“Wells Fargo”) and PNC Bank, N.A. (“PNC”), dated December 8, 2019 (the “Debt Commitment Letter”), in connection with a $150 million senior secured asset-based revolving credit facility (the “ABL Facility”).

Founder Shares Agreement

Concurrently with the execution of the Merger Agreement, our founders entered into a founder shares agreement (the “Founder Shares Agreement”), pursuant to which they have agreed to defer the vesting of an aggregate of 1,293,750 founder shares held by our founders (representing 30% of the founder shares) (the “Unvested Founder Shares”), half of which will vest at such time as the NewCo Common Stock price is greater than $12.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days and the other half of which will vest at such time as the NewCo Common Stock price is greater than $14.00 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days. The Unvested Founder Shares will also vest upon the occurrence of a Liquidity Event on or prior to the fifth anniversary of the date of the Founder Shares Agreement, solely to the extent the Liquidity Event Consideration is greater than $12.50, in which case half of the Unvested Founder Shares which will vest, or $14.00, in which case the other half of the Unvested Founder Shares will also vest. Unvested Founder Shares that have not vested on or prior to the fifth anniversary of the Closing Date will be forfeited.

Support and Release Agreement

 Concurrently with the execution of the Merger Agreement, we entered into a company support and mutual release agreement (the “Support and Release Agreement”) with NewCo and the AerSale stockholders, pursuant to which (i) the AerSale stockholders have agreed not to transfer any shares of AerSale capital stock prior to the Closing, (ii) the AerSale stockholders have made certain representations as to their ownership of AerSale capital stock, (iii) the AerSale stockholders have agreed to customary releases in favor of our company, NewCo and our respective affiliates related to activity on or prior to the Closing, and (iv) NewCo and our company, on behalf of ourselves and the other Monocle parties and our respective affiliates, have agreed to customary releases in favor of the AerSale stockholders and their respective affiliates related to activity on or prior to the Closing.

Lock-Up Agreement

Pursuant to the Merger Agreement and as a condition to the Closing, each of the AerSale stockholders will enter into a lock-up agreement with NewCo in substantially the form attached to the Merger Agreement (the “Lock-Up Agreement”). Under the Lock-Up Agreement, each holder agrees not to, during the period commencing from the Closing and ending on the earliest of: (a) the 180th day after the Closing Date, (b) the expiration of the lock-up period previously agreed to by our sponsor and certain other parties and (c) the date following such Closing Date on which NewCo completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of NewCo’s stockholders having the right to exchange their shares of NewCo Common Stock for cash, securities or other property (the “AerSale Lock-Up Period”): (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to (A) the shares of NewCo Common Stock received pursuant to the Merger Agreement, (B) Earnout Shares, to the extent any are received after Closing Date, (C) the shares of NewCo Convertible Preferred Stock received pursuant to the Merger Agreement (if any), to the extent any are received Closing Date (D) any outstanding share of NewCo Common Stock or any other equity security (including the shares of NewCo Common Stock issued or issuable upon the exercise of any other equity security of NewCo) received by any of the AerSale stockholders in connection with the proposed Business Combination; and (E) any other equity security of NewCo issued or issuable with respect to any such share of NewCo Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization (such shares, collectively, the “Lock-Up Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-Up Shares, in cash or otherwise, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) above.

Amended and Restated Registration Rights Agreement

Pursuant to the Merger Agreement and as a condition to the Closing, NewCo, our company, our founders, AerSale stockholders and certain other parties named on the signature pages thereto, shall enter into an amended and restated registration rights agreement, in substantially the form attached to the Merger Agreement (the “Amended and Restated Registration Rights Agreement”) that will amend and restate that certain Registration Rights Agreement, dated February 6, 2019, by and among our company, our founders and certain of our initial investors.

Under the Amended and Restated Registration Rights Agreement, our founders, certain of our directors and the AerSale stockholders will be granted certain demand, shelf and piggyback registration rights with respect to, among other securities, (i) shares of NewCo held by our founders, (ii) any outstanding shares of NewCo Common Stock or any other equity security (including the shares of NewCo Common Stock issued or issuable upon the exercise of any other equity security of NewCo) received pursuant to the Merger Agreement or held as of the date of the Amended and Restated Registration Rights Agreement, (iii) any shares of NewCo Convertible Preferred Stock and any shares of NewCo Common Stock issued or issuable upon the conversion of shares of NewCo Convertible Preferred Stock, and (iv) any Earnout Shares (the “Registrable Securities”). The Amended and Restated Registration Rights Agreement provides the AerSale stockholders the right to request one demand registration during the initial 180-day period following expiration of the AerSale Lock-Up Period. After such time, Cowen Investments, holders of at least 50% of the Registrable Securities then-outstanding and held by the AerSale stockholders, or holders of at least 50% of the Registrable Securities then-outstanding and not held by the AerSale stockholders or Cowen Investments, may require NewCo to effect one (1) demand registration in any three-month period thereafter. In addition, the Amended and Restated Registration Rights Agreement grants each of parties unlimited piggyback registration rights with respect to registration statements filed subsequent to the Closing Date, provided the shares held by such party is not subject to a lock-up period. Subject to customary exceptions, NewCo is responsible for all registration expenses in connection with any demand, shelf or piggyback registration by any of the holders, and the holders shall bear all incremental selling expenses relating to the sale of Registrable Securities, such as underwriters’ commissions and discounts, brokerage fees, underwriter marketing costs and all reasonable fees and expenses of any legal counsel representing the holders.

Certificate of Designation

In the event that any NewCo Convertible Preferred Stock is required to be issued pursuant to the Merger Agreement, the NewCo board of directors shall approve and adopt a certificate of designation, pursuant to which the designations, powers, and preferences as well as the relative, participating, optional and other special rights of the NewCo Convertible Preferred Stock and any qualifications, limitations and restrictions thereof will be established (the “Certificate of Designation”). The rights of the holders of the NewCo Convertible Preferred Stock include, among others, the receipt of cumulative dividends, payable quarterly in arrears, in an amount equal to (a) 5% per annum of the stated value of such share as of the record date for such dividend, and (b) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the NewCo board of directors on the issued and outstanding shares of NewCo Common Stock in an amount determined by assuming that the number of shares of NewCo Common Stock into which such share of such NewCo Convertible Preferred Stock could be converted. Pursuant to the terms and conditions of the Certificate of Designation, if that last sale price of NewCo Common Stock reported has been at least $18.00 per share (subject to certain adjustments) on each of 20 trading days within a 30 consecutive trading day period, NewCo may (but is not required to) effect a conversion of the NewCo Convertible Preferred Stock into a number of shares of NewCo Common Stock equal to the stated value the NewCo Convertible Preferred Stock, plus accrued but unpaid dividends, divided by the conversion price of  $12.50 (subject to adjustment as further described in the Certificate of Designation) and an amount in cash in lieu of any fractional share of NewCo Common Stock issuable pursuant to such conversion. Pursuant to the terms and conditions of the Certificate of Designation, (i) all of the shares of NewCo Convertible Preferred Stock can be redeemed at the option of NewCo upon notice, or (ii) all or some of the shares of NewCo Convertible Preferred Stock can be redeemed at the option of the holder (A) on the date that is 54 months after the Closing and thereafter on each twelve-month anniversary of such date or (B) upon the occurrence of a change of control, in each case at a price per share equal to the stated value of such share of NewCo Convertible Preferred Stock plus any accrued but unpaid dividends. In addition, the holders of the NewCo Convertible Preferred Stock will not have any preemptive rights, but will have voting rights equal to the largest number of whole shares of NewCo Common Stock into which all of the shares of NewCo Convertible Preferred Stock held of record by such holder could then be converted as of the record date. The NewCo Convertible Preferred Stock shall, with respect to dividend rights and rights upon a liquidation event, rank junior to any and all existing or future claims in respect of indebtedness of NewCo or any of its subsidiaries. The NewCo Convertible Preferred Stock shall rank on a parity basis with each other class or series of capital stock of NewCo now existing or hereafter authorized, classified or reclassified, the terms of which expressly provide that such class or series ranks on a parity basis with the shares of NewCo Convertible Preferred Stock with respect to dividend rights or rights upon a liquidation event. The holders of the NewCo Convertible Preferred Stock may transfer such NewCo Convertible Preferred Stock freely, subject to the terms of the Lock-Up Agreement.

Recent Developments

 In connection with the proposed Business Combination, NewCo filed a registration statement on Form S-4 (File No. 333-235766) (the “S-4 Registration Statement”) with the SEC on December 31, 2019, which includes a preliminary proxy statement/prospectus of our company.

On January 26, 2020, we entered into a commitment letter (the “FILO Commitment Letter”) with NewCo and Veritas Capital Credit Funding, L.P. (“Veritas”), pursuant to which, and subject to the terms and conditions set forth therein, Veritas has committed to provide us with a senior secured asset-based “first-in/last-out” term loan with an aggregate commitment of up to $75 million (the “FILO Facility”). We intend to use the net proceeds of the FILO Facility to finance a portion of the cash consideration payable in the proposed Business Combination. The funding of the FILO Facility under the FILO Commitment Letter is contingent upon the satisfaction of customary conditions. The FILO Facility will mature on (a) the fourth anniversary of the Closing Date, or (b) if the scheduled maturity date of the ABL Facility is extended to after the fourth anniversary of the Closing Date, the earlier of (i) the scheduled maturity date of the ABL Facility and (ii) the fifth anniversary of the Closing Date.

Management Expertise

Our management team is led by Eric J. Zahler, Sai S. Devabhaktuni and Richard J. Townsend. Our management team has a cumulative 99 years of relevant business and financial experience, a history and record of value creation initiatives, including the execution of mergers, acquisitions and dispositions of companies and assets, and extensive experience involving financial, investment, capital markets, negotiating, restructuring, and governance matters. The multi-disciplinary approach of our management term, whose continuity and working relationship spans 20 years, renders us as exceptionally capable of executing on our objectives and generating an attractive risk-adjusted return to our stockholders. We believe that the combination of deep industry experience and investing, operating and consulting backgrounds of our management team and board of directors will enable us to significantly improve the value of industrial businesses, such as AerSale.

The past performance of the members of our management team or their affiliates or employers is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team’s members, or any of their affiliates or employers, as indicative of our future performance. None of our officers or directors has had any experience with any blank check companies in the past.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s expertise. Our selection process is expected to leverage our management team’s contacts in the aerospace and defense, industrial, and technology and telecommunications sectors globally, which we believe will provide us with access to attractive business combination opportunities in these industries. We believe that the extensive networks of our management team members will deliver access to a broad spectrum of opportunities across our target industries. We intend to target businesses that provide a platform for add-on acquisitions or that are at an inflection point in their growth. Our management team has experience:

•	managing, operating and investing in businesses in the aerospace and defense, industrial, and technology and telecommunications sectors;

•	developing and growing companies, both organically and through acquisitions and investments;

•	evaluating and managing the growth of new products and technologies;

•	implementing operational improvements, including process enhancements;

•	identifying, recruiting, and mentoring management personnel;

•	sourcing, structuring, acquiring, and selling businesses;

•	executing complex transactions and operating businesses within complex regulatory environments;

•	fostering relationships with sellers, capital providers, and target management teams;

•	optimizing capital structures; and

•	accessing the capital markets across various business cycles.

Following the completion of our initial public offering, we began the process of communicating with the network of relationships of our management team and their affiliates to articulate the parameters for our search for a potential target initial business combination and began the process of pursuing and reviewing potential opportunities.

Business Combination Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and in conducting a thorough due diligence review that will encompass, among other activities, meetings with incumbent management and employees, document reviews, and inspection of facilities, as applicable, as well as a review of proprietary and public financial and other information that we will require be made available to us. We intend to develop detailed financial models of our target companies, identifying critical assumptions, and evaluating forecasted business prospects under varying financial scenarios. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet some or all of these criteria or guidelines:

•	Focus on aerospace and defense, industrial, and technology and telecommunications businesses in North America that are prudently implementing advanced information technology and data analytics capabilities in their operations and are positioned to benefit from our management team’s extensive experience and contacts in these sectors. We believe our strategy leverages our management team’s distinctive background and extensive network of industry leaders in the target industries.

•	We will target businesses that are market leaders, have high barriers to entry and defensible market positions within their industries, have the ability to endure economic downturns, and have attractive financial metrics and/or prospects, where we believe that our industry expertise and relationships can be used to create opportunities for value creation, whether for acquisitions, capital investments in organic growth opportunities, or the generation of greater operating efficiencies.

•	We intend to seek target businesses that have established management teams, but which we believe could benefit from the industry experience and contacts of our management.

•	We will seek to acquire a company that we believe could provide a platform for add-on acquisitions or businesses that are at an inflection point and where additional management depth can improve financial performance. We believe this will be an opportunity to deliver incremental stockholder value post-acquisition.

•	We will seek a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

•	We expect to focus on target businesses with EBITDA of $50 million or more per year and an enterprise value of approximately $500 million to $1.5 billion, determined according to reasonably accepted valuation standards and methodologies. We believe that targeting businesses in the middle market will provide the greatest number of opportunities for investment and will maximize the collective network of our management team. Our management team believes that greater information asymmetries exist in the middle market, an area where we can create value through active implementation of performance improvement mechanisms and an acceleration of strategic initiatives.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares without voting and, if they do vote, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable as of two business days prior to the consummation of the initial business combination), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable as of two business days prior to the consummation of the initial business combination), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of securities even when a vote is not required by law, we will have the flexibility to avoid such stockholder votes. In that case, we will file tender offer documents with the SEC that will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, the affirmative vote of the holders of a majority of the shares of the common stock that are voted at a stockholder meeting held to consider such initial business combination.

We will have until November 11, 2020 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by November 11, 2020, we may, but are not obligated to, extend the period of time to consummate a business combination until February 11, 2021. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the deadline, must deposit into the trust account $1,725,000 ($0.10 per share) on or prior to the date of the deadline. Our sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such note would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted in whole or in part upon consummation of our business combination into additional private units at a price of $10.00 per unit. In the event that we receive notice from our sponsor five days prior to the deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.10 per share of common stock, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Nasdaq listing rules require that our initial business combination occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on interest earned) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow, and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of our board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We may structure our initial business combination so that we merge directly with the target business or businesses or acquire less than 100% of their interests or assets in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or targets, or otherwise acquires a controlling interest in the target business or businesses sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us, respectively, in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of Nasdaq’s 80% fair market value test.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

•	our obligation to redeem shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;

•	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of a prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act, and will remain such for up to five years. However, if our annual gross revenue is $1.07 billion or more, if our non-convertible debt issued within a three-year period exceeds $1 billion or the market value of our common stock held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Stockholders should review closely the risk factors included in the proxy statement/prospectus that forms a part of the S-4 Registration Statement filed with the SEC in connection with the special meeting of stockholders to approve the Merger Agreement and the proposed Business Combination.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

The financial statements included in this report do not take into account the consequences of a failure to complete our initial business combination by November 11, 2020 (or February 11, 2021, if we extend our time to complete a business combination as described elsewhere in this report).

The financial statements included in this report have been prepared assuming that we would continue as a going concern. As discussed in Note 1 to our financial statements for the year ended December 31, 2019, we are required to complete a business combination by November 11, 2020 (or February 11, 2021 if we extend our time to complete a business combination as described elsewhere in this report). The possibility of our initial business combination not being consummated raises some doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Past performance by our management team may not be indicative of future performance of an investment in our company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding any taxes payable on interest earned) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and our public stockholders will only be entitled to receive their pro rata portion of the funds in the trust account.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate. Our founders control a substantial interest in us and thus may exert substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

If we seek stockholder approval of our initial business combination, our founders, executive officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders, executive officers and directors agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our founders, executive officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any common stock held by them in favor of our initial business combination. As a result, in addition to the founder shares held by our founders, executive officers and directors, and shares of common stock included in the private units sold to our founders in the private placement in connection with our initial public offering, we would need 6,110,001, or approximately 35.4%, of the 17,250,000 public shares to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. We expect that our founders, executive officers and directors, and their permitted transferees, will own approximately 22.6% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our amended and restated certificate of incorporation requires us to provide all of our public stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that our public stockholders would have to wait for liquidation in order to redeem their shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, our public stockholders would not receive their pro rata portion of the trust account until we liquidate. If our public stockholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, our public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

The requirement that we complete our initial business combination by November 11, 2020 (or February 11, 2021, as applicable) may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by November 11, 2020 (or February 11, 2021, as applicable). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our founders, executive officers and directors have agreed that we must complete our initial business combination by November 11, 2020 (or February 11, 2021, if we extend our time to complete a business combination as described elsewhere in this report). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to consummate our initial business combination within the require time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation, our founders, directors, executive officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules), our founders, directors, executive officers, advisors or any of their affiliates are permitted to purchase shares of our common stock in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Any such purchase would be required to include a contractual acknowledgement that the selling stockholder, although he may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our founders, directors, executive officers, advisors or any of their affiliates purchase shares of common stock in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, any such selling stockholders would be required to revoke their prior elections to redeem their shares of common stock prior to the consummation of the transaction.

The purpose of such purchases could be to (1) increase the likelihood of obtaining stockholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of shares of our common stock in the open market or in privately negotiated transactions by our founders, directors, executive officers, advisors or their affiliates may make it difficult for us to maintain the listing of our common stock on Nasdaq following the consummation of an initial business combination.

If our founders, directors, executive officers, advisors or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, the public “float” of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on Nasdaq following consummation of the initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your securities, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 11, 2020 (or February 11, 2021, as applicable) or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

Our security holders are not entitled to protections normally afforded to investors of many other blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable upon consummation of our initial public offering and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a “group” of stockholders are deemed to hold in excess of 15% of the issued and outstanding shares of our common stock, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding shares of our common stock.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares of common stock sold in our initial public offering without our prior written consent. Your inability to redeem an aggregate of more than 15% of the shares of common stock sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the funds not being held in the trust account are insufficient to allow us to operate until November 11, 2020 (or February 11, 2021, if we extend our time to complete a business combination as described elsewhere in this report), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate until November 11, 2020 (or February 11, 2021, if we extend our time to complete a business combination as described elsewhere in this report), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our warrants will expire worthless.

Subsequent to the consummation of our initial business combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our common stock, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present with a particular target business. Factors outside of the target business and outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Our independent registered public accounting firm and the underwriters of our initial public offering did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and our sponsor asserts that it is unable to satisfy obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any funds in the trust account and to not seek recourse against the trust account for any reason whatsoever.

Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC, Nasdaq and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by November 11, 2020 (or February 11, 2021 if we extend our time to complete a business combination as described elsewhere in this report). We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur. If we have not completed our initial business combination by November 11, 2020 (or February 11, 2021, as applicable), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of  (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until November 11, 2020 (or February 11, 2021 if we extend our time to complete a business combination as described elsewhere in this report). As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our board of directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

The grant of registration rights to our founders, executive officers and directors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into on February 6, 2019, our founders, executive officers and directors, and their respective permitted transferees, can demand that we register for resale an aggregate of 4,312,500 founder shares and 717,500 private units and underlying securities.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our founders, executive officers, and directors, or their respective permitted transferees, are registered for resale.

Because we are not limited to any specific geographic location or any specific target business, industry or sector with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we have initially focused on the aerospace and defense, industrial, and technology and telecommunications sectors, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business has a fair market value of at least 80% of the value of the trust account (excluding any taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our securities may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek acquisition opportunities outside the aerospace and defense, industrial, and technology and telecommunications sectors, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the aerospace and defense, industrial, and technology and telecommunications sectors, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained elsewhere in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder who chooses to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these criteria or guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the Nasdaq listing rules requirement that our initial business combination occur with one or more target businesses or assets that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Our board of directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock, and 5,000,000 shares of preferred stock, par value $0.0001 per share. We may issue a substantial number of additional shares of common stock or shares of preferred stock, par value $0.0001 per share, to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. However, our amended and restated certificate of incorporation provides that we may not issue any additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or vote as a class with our public shares on an initial business combination. Although no such issuance will affect the per share amount available for redemption from the trust account, the issuance of additional shares of common stock or preferred stock:

•	may significantly dilute the equity interest of our current security holders, who will not have pre-emption rights in respect of such an issuance;

•	may subordinate the rights of holders of shares of common stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to our common stock;

•	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete the initial business combination. Furthermore, we may issue a substantial number of additional common or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our warrants will expire worthless.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of our board of directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel; provided that the exclusive forum provision will not apply to (i) suits brought to enforce any liability or duty created by the Exchange Act, (ii) any other claim for which the federal courts have exclusive jurisdiction, (iii) any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (iv) any claim which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (v) any claim for which the Court of Chancery does not have subject matter jurisdiction. Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors, in accordance with a company’s certificate of incorporation and bylaws, unless such election is made by written consent in lieu of such a meeting. If our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our executive officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our executive officers, directors, or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have consummated our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us. Additionally, we do not intend to have any full-time employees prior to the consummation of our initial business combination.

The role of such key persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

None of Cowen, any of its affiliates or our advisors has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect to benefit from Cowen’s and its affiliates’ network of relationships and processes for sourcing, executing and evaluating potential acquisition targets, neither Cowen nor any of its affiliates has any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at its discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with Cowen or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if Cowen, one of its affiliates or one of our advisors refers an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we have engaged and will continue to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our founders, executive officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Additionally, in light of the involvement of our founders, executive officers and directors, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our founders, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our founders, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

Since each of our founders, executive officers and directors will lose any investment in us if our initial business combination is not consummated, and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In September 2018, our founders purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Certain members of our management team also have a financial interest in our sponsor. In November 2018, our sponsor transferred 15,000 founder shares to each of our independent directors. On November 19, 2018, our founders forfeited for no consideration, an aggregate of 1,437,500 founder shares, such that the initial stockholders hold an aggregate of 4,312,500 founder shares. The founder shares will be worthless if we do not consummate an initial business combination. In addition, simultaneously with the consummation of our initial public offering, our sponsor and/or its designees purchased 591,334 private units for an aggregate purchase price of $5,913,340, and Cowen Investments and/or its designees purchased 126,166 private units for an aggregate purchase price of $1,261,660. All of the foregoing private units will also be worthless if we do not consummate our initial business combination. The personal and financial interests of our founders, executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information typically exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Our management team and our stockholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination so that we merge directly with the target business or businesses or acquire less than 100% of their interests or assets in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or targets, or otherwise acquires a controlling interest in the target business or businesses sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us, respectively, in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to a tender offer, have entered into privately negotiated agreements to sell their shares to us or our founders, executive officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. Nevertheless, the foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their warrants would entitle the holder to purchase one share of common stock, resulting in an increase in their overall economic stake in our company. If a business combination is not approved, the warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the issuance of the warrant shares is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the warrant shares until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our Company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. Notwithstanding the foregoing, holders of the private warrants may pay cash in connection with the exercise of their warrants for unregistered warrant shares even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his, her or its warrants (including any warrants held by our founders or any of their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into stock or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a warrant.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 17,250,000 shares of our common stock as part of the units offered in our initial public offering and warrants to purchase 717,500 shares of our common stock as part of the private placement. In each case, the warrants are exercisable at a price of $11.50 per share of common stock. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until November 11, 2020 (or February 11, 2021, as applicable) in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

If we seek stockholder approval of our initial business combination, we intend to offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of such stockholders’ shares.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our founders, officers or directors) the right to have his, her or its shares of common stock redeemed for cash (subject to the limitations described elsewhere in this report) without voting and, if they do vote, regardless of whether such stockholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s, or DTC’s, DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, stockholders may not become aware of the opportunity to redeem their shares.

Stockholders who attempt to redeem their shares may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds, operating businesses and other blank check companies competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our issued and outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that amendments to any of its provisions relating to our pre-initial business combination activity and related stockholder rights, including the substance and timing of our obligation to redeem 100% of our public shares if we do not complete out initial business combination within the required time period, may be amended if approved by holders of at least 65% of our outstanding common stock. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Prior to the consummation of our initial business combination, we may not issue additional securities that can vote as a class with our public shares on amendments to our amended and restated certificate of incorporation. Our founders, executive officers and directors collectively beneficially own approximately 22.6% of our outstanding common stock, and they may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and the warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private units, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our founders, executive officers and directors have a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our founders, executive officers and directors own approximately 22.6% of the issued and outstanding shares of our common stock. However, our founders, executive officers, directors or any of their affiliates could determine in the future to purchase public units or shares of common stock from persons in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our founders, as well as all of our executive officers and directors, have agreed to vote their founder shares, the shares of common stock underlying the private units, as well as any shares of common stock acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

In addition, our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of our initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a portion of our board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are listed on Nasdaq, our units, common stock and warrants are covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreements among us and our founders, executive officers and directors, and the registration rights agreement among us and our founders, executive officers and directors, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement related to our initial public offering contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding any taxes payable on interest earned) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by November 11, 2020 (or February 11, 2021, as applicable).

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year before that time, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may face risks related to businesses in the aerospace and defense, industrial, and technology and telecommunications industries.

Business combinations with businesses in the aerospace and defense, industrial, and technology and telecommunications industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve customer satisfaction and loyalty;

•	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

•	an inability to deal with our customers’ privacy concerns;

•	an inability to attract and retain customers;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•	competition for the discretionary spending of customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

•	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•	an inability to obtain necessary hardware, software and operational support;

•	reliance on third-party vendors or service providers;

•	our business may be subject to extensive government regulations which may be difficult and expensive to comply with, including extensive procurement regulations applicable to sales to the U.S. government, and changes to those regulations could increase our costs;

•	if we contract with the U.S. government, the U.S. government may modify, curtail or terminate one or more of our contracts; and

•	U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the aerospace and defense, industrial, and technology and telecommunications industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Risks Associated with the Proposed Business Combination

References in this section to “we,” “us,” “our” and “Monocle” refer to Monocle Acquisition Corporation, references in this section to “NewCo” refer to Monocle Holdings Inc., references in this section to “AerSale” refer to AerSale Corp. and references in this section to the “combined company” and “post-combination company” refer to NewCo and its subsidiaries, including Monocle and AerSale, following the consummation of the proposed Business Combination. Stockholders should review closely the risk factors included in the proxy statement/prospectus that forms a part of the S-4 Registration Statement filed with the SEC in connection with the special meeting of stockholders to approve the Merger Agreement and the proposed Business Combination.

Although NewCo expects to file an application to list its securities on Nasdaq, there can be no assurance that its securities will be so listed or, if listed, that NewCo will be able to comply with the continued listing standards.

NewCo expects to file a new listing application to list NewCo Common Stock on Nasdaq upon consummation of the proposed Business Combination in accordance with the requirements of the exchange. As part of the listing process, NewCo will be required to provide evidence that it is able to meet the initial listing requirements. There can be no assurance that NewCo will be able to meet the initial listing standards of Nasdaq or any other exchange or, if its securities are listed, that NewCo will be able to maintain such listing.

In addition, if after listing, Nasdaq delists NewCo’s securities from trading on its exchange for failure to meet the continued listing standards, NewCo and its securityholders could face significant material adverse consequences including:

•	a limited availability of market quotations for its securities;

•	a determination that its common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

There has been no prior public market for NewCo Common Stock and a market may never develop, which would adversely affect the liquidity and price of NewCo Common Stock.

The NewCo Common Stock is a new issue of securities for which there is no established public market. NewCo intends to apply to list the NewCo Common Stock on Nasdaq. However, an active public market for the NewCo Common Stock may not develop or be sustained after the consummation of the proposed Business Combination, which could affect the ability to sell, or depress the market price of, the NewCo Common Stock. We cannot predict the extent to which a trading market will develop or how liquid that market might become.

In addition, the price of NewCo securities after the proposed Business Combination can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We are not required to obtain, and have not obtained, an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the terms of the proposed Business Combination are fair to our company from a financial point of view.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. Our board of directors did not obtain a third-party valuation or fairness opinion in connection with their determination to approve the proposed Business Combination. In analyzing the proposed Business Combination, our board of directors and management team conducted due diligence on AerSale and researched the industry in which AerSale operates and concluded that the proposed Business Combination was in the best interest of our stockholders. Accordingly, our stockholders will be relying solely on the judgment of our board of directors in determining the value of the proposed Business Combination, and our board of directors may not have properly valued such business. The lack of third-party valuation or a fairness opinion may also lead an increased number of stockholders to vote against the proposed Business Combination or demand redemption of their shares, which could potentially impact our ability to consummate the proposed Business Combination.

If immediately prior to Closing, the Available Cash Shortfall Amount is greater than $50 million, closing conditions to the Merger Agreement will not be satisfied and either Monocle or AerSale may terminate the Merger Agreement.

If the Available Cash Shortfall Amount is greater than $50 million, then a condition on both of the parties’ obligations to close the proposed Business Combination shall not be satisfied and either Monocle or AerSale can terminate the Merger Agreement under its terms by written notice to the other party. The Available Cash Shortfall Amount may be greater than $50 million if, among other reasons, the holders of greater than 5,311,523 shares of our common stock elect to redeem their shares, unless additional financing is secured.

Cowen may have had a conflict of interest in rendering services to our company in connection with the proposed Business Combination.

We engaged Cowen to provide services to us in connection with our initial business combination, such as holding meetings with our stockholders to discuss the proposed Business Combination and the target business’s attributes, introducing us to potential investors that are interested in purchasing our securities in connection with the proposed Business Combination, assisting us in obtaining stockholder approval for the proposed Business Combination and assisting us with our press releases and public filings in connection with the proposed Business Combination. We are obligated to pay Cowen a cash fee for such services upon the consummation of the proposed Business Combination in an amount equal to $6,037,500. In the event we do not consummate a business combination and are forced to liquidate, Cowen will not receive this fee. Additionally, Cowen holds 269,531 founder shares which will be worthless if we do not consummate our business combination prior to November 11, 2020 (or February 11, 2021, if we extend our time to complete a business combination as described elsewhere in this report). As a result, these financial interests may have resulted in Cowen having a conflict of interest in providing the services to us in connection with the proposed Business Combination.

The expiration date of Wells Fargo and PNC’s commitments under the Debt Commitment Letter is earlier than the termination date under the Merger Agreement. In the event that we do not consummate the proposed Business Combination prior to expiration of the Debt Commitment Letter, we may be obligated to enter into alternative financing arrangements on less favorable terms or be unable to consummate the proposed Business Combination.

Either Monocle or AerSale can terminate the Merger Agreement under its terms by written notice to the other party if the Closing has not occurred on or before August 31, 2020. Under the Debt Commitment Letter, however, the commitments by Wells Fargo and PNC to fund the ABL Facility shall automatically expire on May 31, 2020 if the conditions to the initial funding of the ABL Facility are not then satisfied. In the event that the proposed Business Combination is not completed by May 31, 2020, we will be unable to complete the proposed Business Combination unless either (a) Wells Fargo and PNC agree to extend the expiration date of their commitments under the Debt Commitment Letter or (b) we arrange alternative financing, which may be on less favorable terms than that of the Debt Commitment Letter. There is no guarantee that Wells and PNC will extend or that we will be able to arrange alternative financing at terms that are the same or similar to the current terms of the debt financing under the Debt Commitment Letter.

Even if we consummate the proposed Business Combination, there is no guarantee that the public warrants will ever be in the money, and they may expire worthless and the terms of our warrants may be amended.

The exercise price for our warrants is $11.50 per share of our common stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

Our ability to successfully effect the proposed Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, including the key personnel of AerSale, whom we expect to stay with the post-combination company following the proposed Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business and its financial condition could suffer as a result.

Our ability to successfully effect our proposed Business Combination is dependent upon the efforts of our key personnel, including the key personnel of AerSale. Although certain of our key personnel may remain with the post-combination company in senior management or advisory positions following our proposed Business Combination, it is possible that we will lose certain key personnel, the loss of whom could negatively impact the operations and profitability of our post-combination business. We anticipate that some or all of the AerSale management will remain in place.

AerSale’s success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of AerSale’s officers could have a material adverse effect on AerSale’s business, financial condition, or operating results. AerSale does not maintain key-man life insurance on any of its officers. The services of such personnel may not continue to be available to AerSale.

Our company and AerSale will be subject to business uncertainties and contractual restrictions while the proposed Business Combination is pending.

Uncertainty about the effect of the proposed Business Combination on employees and third parties may have an adverse effect on our company and AerSale. These uncertainties may impair our or AerSale’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the proposed Business Combination, our or AerSale’s business could be harmed.

We may waive one or more of the conditions to the proposed Business Combination.

We may agree to waive, in whole or in part, one or more of the conditions to our obligations to complete the proposed Business Combination, to the extent permitted by our amended and restated certificate of incorporation and bylaws and applicable laws. For example, it is a condition to our obligations to close the proposed Business Combination that there be no breach of AerSale’s representations and warranties as of the Closing Date. However, if our board of directors determines that any such breach is not material to the business of AerSale, then our board of directors may elect to waive that condition and close the proposed Business Combination. We are not able to waive the condition that our stockholders approve the proposed Business Combination.

The exercise of our directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the proposed Business Combination may result in a conflict of interest when determining whether such changes to the terms of the proposed Business Combination or waivers of conditions are appropriate and in our stockholders’ best interest.

In the period leading up to the Closing Date of the proposed Business Combination, events may occur that, pursuant to the Merger Agreement, would require us to amend the Merger Agreement, to consent to certain actions taken by the other parties to the Merger Agreement or to waive rights to which our company is entitled under the Merger Agreement. Such events could arise because of changes in the course of AerSale’s business, a request by a party to undertake actions that would otherwise be prohibited by the terms of the Merger Agreement or the occurrence of other events that would have a material adverse effect on AerSale’s business and would entitle us to terminate the Merger Agreement. In any of such circumstances, it would be at our discretion, acting through our board of directors, to grant our consent or waive our rights. The existence of the financial and personal interests of our directors described elsewhere in this report may result in a conflict of interest on the part of one or more of the directors between what he may believe is best for our company and our stockholders and what he may believe is best for himself or his affiliates in determining whether or not to take the requested action. As of the date of this report, we do not believe there will be any changes or waivers that our directors and officers would be likely to make after stockholder approval of the proposed Business Combination has been obtained. While certain changes could be made without further stockholder approval, if there is a change to the terms of the transaction that would have a material impact on the stockholders, we will be required to circulate a new or amended proxy statement or supplement thereto and resolicit the vote of our stockholders.

We will incur significant transaction and transition costs in connection with the proposed Business Combination.

We have incurred and expect to continue incurring significant costs in connection with consummating the proposed Business Combination and operating as a public company following the consummation of the proposed Business Combination. We may incur additional costs to retain key employees. All expenses incurred in connection with the Merger Agreement and the proposed Business Combination, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be paid by NewCo.

The transaction expenses as a result of the proposed Business Combination are currently estimated at approximately $25 million.

Subsequent to our completion of our proposed Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on AerSale, we cannot assure you that this diligence has uncovered all material issues that may be present in AerSale’s business, that it would be possible to uncover all material issues through a customary due diligence process, or that factors outside of AerSale’s business and outside of our and AerSale’s control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Additionally, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the post-combination company or its securities. Accordingly, any of our stockholders who choose to remain stockholders following our proposed Business Combination could suffer a reduction in the value of their shares.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; and

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

If the proposed Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of NewCo securities may decline.

If the benefits of the proposed Business Combination do not meet the expectations of investors or securities analysts, the market price of NewCo securities may decline. The market value of NewCo securities at the time of the proposed Business Combination may vary significantly from the prices of Monocle’s securities on the date the Merger Agreement was executed, the date of this report, or the date on which our stockholders vote on the proposed Business Combination.

In addition, following the proposed Business Combination, fluctuations in the price of NewCo securities could contribute to the loss of all or part of your investment. Immediately prior to the proposed Business Combination, there has not been a public market for NewCo or AerSale’s stock and trading in the shares of our common stock has not been active. Accordingly, the valuation ascribed to AerSale Common Stock and our common stock in the proposed Business Combination may not be indicative of the price that will prevail in the trading market following the proposed Business Combination. If an active market for our securities develops and continues, the trading price of NewCo securities following the proposed Business Combination could be volatile and subject to wide fluctuations in response to various factors, certain of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and NewCo securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of NewCo’s securities following the proposed Business Combination may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	speculation in the press or investment community;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to the post-combination company;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the post-combination company;

•	changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of NewCo Common Stock available for public sale;

•	any major change in the NewCo board of directors or management;

•	sales of substantial amounts of NewCo Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the post-combination company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Future sales of NewCo Common Stock may cause the market price of its securities to drop significantly, even if its business is performing well.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and private units in connection with (a) the consummation of the proposed Business Combination or (b) the liquidation of our trust account if we fail to complete our proposed Business Combination by November 11, 2020 (or February 11, 2021, if we extend our time to complete a business combination as described elsewhere in this report) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold).

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until one year after the completion of the proposed Business Combination. Notwithstanding the foregoing, (1) if the reported last sale price of the NewCo Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the proposed Business Combination, or (2) if we consummate a liquidation, merger, stock exchange or other similar transaction after the proposed Business Combination which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, then such securities will be released from these restrictions.

Each AerSale stockholder has agreed not to transfer, assign or sell (among other restrictions) any Lock-Up Shares for a period commencing from the Closing and ending on the earliest of: (a) the 180th day after the Closing Date, (b) the expiration of the lock-up period previously agreed to by our sponsor and certain other parties and (c) the date following such Closing Date on which NewCo completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of NewCo’s stockholders having the right to exchange their shares of NewCo Common Stock for cash, securities or other property.

In addition, the AerSale stockholders and the initial stockholders will be entitled to registration rights, subject to certain limitations, with respect to NewCo Common Stock they receive in the proposed Business Combination pursuant to the Amended and Restated Registration Rights Agreement to be entered into in connection with the consummation of the proposed Business Combination. In addition, these stockholders will have certain demand and “piggyback” registration rights following the consummation of the proposed Business Combination. NewCo will bear certain expenses incurred in connection with the exercise of such rights. The presence of these additional securities trading in the public market may have an adverse effect on the market price of NewCo Common Stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. After the proposed Business Combination, our initial stockholders are expected to hold between 10.4% (assuming no redemptions) and 12.2% (assuming redemptions of 30.8% of public shares, which is the maximum number of shares redeemable that would permit the closing condition in the Merger Agreement related to the Available Cash Shortfall Amount to be satisfied, after taking into account the issuance of 500,000 shares of NewCo Convertible Preferred Stock) of NewCo Common Stock, in each case not including the Unvested Founder Shares (which are issued but subject to vesting under the Founder Shares Agreement). The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until one year after the completion of the proposed Business Combination. Notwithstanding the foregoing, (1) if the reported last sale price of the NewCo Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the proposed Business Combination, or (2) if we consummate a liquidation, merger, stock exchange or other similar transaction after the proposed Business Combination which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, then such securities will be released from these restrictions.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, certain of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	labor availability and costs for hourly and management personnel;

•	profitability of our products, especially in new markets and due to seasonal fluctuations;

•	changes in interest rates;

•	impairment of long-lived assets;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity relating to products we serve;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets; and

•	fluctuations in commodity prices.

If, following the proposed Business Combination, securities or industry analysts do not publish or cease publishing research or reports about the post-combination company, its business, or its market, or if they change their recommendations regarding NewCo Common Stock adversely, then the price and trading volume of NewCo Common Stock could decline.

The trading market for NewCo Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on Monocle or the post-combination company. If no securities or industry analysts commence coverage of the post-combination company, NewCo’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the post-combination company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of NewCo Common Stock would likely decline. If any analyst who may cover the post-combination company were to cease coverage of the post-combination company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause NewCo’s stock price or trading volume to decline.

Each of our warrants will be converted into and become the right to receive a NewCo warrant exercisable for one share of NewCo Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to NewCo’s stockholders.

We issued 17,250,000 public warrants as part of our initial public offering and warrants to purchase 717,500 shares of our common stock as part of the private placement. Each warrant is exercisable for one share of common stock at $11.50 per share. In addition, prior to consummating an initial business combination, nothing prevents us from issuing additional securities in a private placement so long as they do not participate in any manner in the trust account or vote as a class with our common stock on a business combination. In connection with the proposed Business Combination, our warrants will be converted into and become NewCo Warrants. To the extent such warrants are exercised, additional shares of NewCo Common Stock will be issued, which will result in dilution to the holders of NewCo Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of NewCo Common Stock.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption; provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption rights provided that there is an effective registration statement covering the issuance of the shares of NewCo Common Stock issuable upon exercise of the NewCo warrants, a current prospectus relating thereto, and we have provided notice to the holder not less than 30 days prior to the redemption date. Redemption of the outstanding warrants could force the warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private warrants will be redeemable by us so long as they are held by our founders or their permitted transferees.

NewCo will be a holding company with no business operations of its own and will depend on cash flow from AerSale to meet its obligations.

Following the proposed Business Combination, NewCo will be a holding company with no business operations of its own or material assets other than the stock of its subsidiaries. All of its operations will be conducted by its subsidiary, AerSale, and its subsidiaries. As a holding company, NewCo will require dividends and other payments from its subsidiaries to meet cash requirements. The terms of any credit facility may restrict NewCo’s subsidiaries from paying dividends and otherwise transferring cash or other assets to it. If there is an insolvency, liquidation or other reorganization of any of NewCo’s subsidiaries, NewCo’s stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before NewCo, as an equityholder, would be entitled to receive any distribution from that sale or disposal. If AerSale is unable to pay dividends or make other payments to NewCo when needed, NewCo will be unable to satisfy its obligations.

Anti-takeover provisions contained in NewCo’s certificate of incorporation and proposed bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The proposed amended and restated certificate of incorporation of NewCo, or the NewCo Charter, contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the NewCo board of directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. There provisions will include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the right of the NewCo board of directors to elect a director to fill a vacancy created by the expansion of the NewCo board of directors or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on the NewCo board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and

•	a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of the NewCo board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

The NewCo Charter will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by NewCo stockholders, which could limit NewCo’s stockholders’ ability to obtain a favorable judicial forum for disputes with NewCo or its directors, officers or employees.

The NewCo Charter, like Monocle’s amended and restated certificate of incorporation, will provide that, to the fullest extent permitted by law, derivative actions brought in NewCo’s name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel; provided that the exclusive forum provision will not apply to (i) suits brought to enforce any liability or duty created by the Exchange Act, (ii) any other claim for which the federal courts have exclusive jurisdiction, (iii) any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (iv) any claim which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (v) any claim for which the Court of Chancery does not have subject matter jurisdiction. Furthermore, the NewCo Charter will also provide that unless it consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of NewCo capital stock shall be deemed to have notice of and have consented to the forum provisions in its amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with NewCo or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although NewCo’s stockholders will not be deemed to have waived its compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in the NewCo Charter to be inapplicable or unenforceable in an action, it may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The U.S. federal tax treatment of our outstanding warrants, which are currently exercisable for one share of our common stock and will be converted into and become the right to receive a NewCo warrant exercisable for one share of NewCo Common Stock following the proposed Business Combination, is unclear and, as a result, the U.S. federal income tax consequences to holders of such warrants are also unclear.

Our outstanding warrants are currently exercisable for one share each of our common stock and will be converted into and become the right to receive NewCo warrants that will be exercisable for one share each of NewCo Common Stock following the proposed Business Combination. We intend to treat the warrants as exchanged in the First Merger, which we intend to treat as a tax-deferred transaction under Section 368 of the Code. However, there can be no assurance that the U.S. Internal Revenue Service, or the IRS, will not successfully challenge this position, arguing instead that the First Merger did not qualify for deferral under Section 368 of the Code. In such case, a stockholder holding our warrants would be required to recognize gain, but not loss, as a result of the exchange equal to the lesser of (i) such stockholder’s “realized gain” from the exchange (generally the excess of the sum of the fair market value of the NewCo Common Stock and NewCo warrants received over such stockholder’s aggregate tax basis in the shares of our common stock and warrants exchanged), and (ii) the fair market value of the NewCo warrants received.

There is no guarantee that a stockholder’s decision whether to redeem its shares for a pro rata portion of the trust account will put the stockholder in a better future economic position.

We can give no assurance as to the price at which a stockholder may be able to sell its public shares in the future following the completion of the proposed Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including the proposed Business Combination, may cause an increase in our share price, and may result in a lower value realized now than a stockholder might realize in the future had the stockholder not redeemed its shares. Similarly, if a stockholder does not redeem its shares, the stockholder will bear the risk of ownership of the public shares after the consummation of any initial business combination, and there can be no assurance that a stockholder can sell its shares in the future for a greater amount than the redemption price. A stockholder should consult the stockholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our proposed Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

If, despite our compliance with the proxy rules, a stockholder fails to receive our proxy materials, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy materials that we are furnishing to holders of our public shares in connection with our proposed Business Combination describe the various procedures that must be complied with in order to validly redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 750 Lexington Avenue, Suite 1501, New York, NY 10022. The cost for this space is included in the $10,000 per-month aggregate fee an affiliate of our sponsor began charging us for general and administrative services commencing on February 7, 2019 pursuant to a letter agreement between us and the affiliate of our sponsor. We believe, based on rents and fees for similar services in the New York City area, that the fee charged by the affiliate of our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us, our subsidiaries or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity securities trade on the Nasdaq Capital Market. Each of our units consists of one share of common stock and one redeemable warrant and, commencing on February 7, 2019, trades on the Nasdaq Capital Market under the symbol “MNCLU.” The common stock and warrants underlying our units began trading separately on the Nasdaq Capital Market under the symbols “MNCL” and “MNCLW,” respectively, on February 28, 2019.

Holders of Record

On March 2, 2020, there were approximately three holders of record of our units, six holders of record of our common stock and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

In September 2018, we issued an aggregate of 5,750,000 founder shares to our founders for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. Our sponsor and Cowen Investments purchased 5,390,625 and 359,375 founder shares, respectively. In November 2018, our sponsor transferred to our independent directors an aggregate of 45,000 founder shares at the same price originally paid for such shares. On November 19, 2018, our founders forfeited for no consideration, an aggregate of 1,437,500 founder shares, of which our sponsor forfeited 1,347,656 founder shares and Cowen Investments forfeited 89,844 founder shares. As a result, our initial stockholders now hold 4,312,500 founder shares, of which our sponsor holds 3,997,969 founder shares and Cowen Investments holds 269,531 founder shares.

Simultaneously with the consummation of our initial public offering and the full over-allotment option, we consummated the private placement of an aggregate of 717,500 private units to our founders at a price of $10.00 per private unit, generating total gross proceeds of $7,175,000. Our sponsor and Cowen Investments purchased 591,334 and 126,166 private units, respectively, in the private placement. The private units are identical to the units sold in our initial public offering, except that, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to private warrants held by Cowen Investments, will not be exercisable after five years from February 6, 2019. In addition, the private units (and the securities underlying the private units) will, subject to certain limited exceptions, be subject to transfer restrictions until after the completion of our initial business combination.

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor and Cowen Investments, as initial purchasers of the founder shares and the private units, are accredited investors for purposes of Rule 501 of Regulation D.

Use of Proceeds from our Initial Public Offering

On February 11, 2019, we consummated our initial public offering of 17,250,000 units, including the issuance of 2,250,000 units as a result of the underwriters’ full exercise of their over-allotment option, with each unit consisting of one share of common stock, par value $0.0001 per share, and one redeemable warrant, each warrant exercisable to purchase one share of common stock at an exercise price of $11.50. Each warrant will become exercisable 30 days after the completion of our initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000. Cowen and Company, LLC and Chardan Capital Markets, LLC acted as the joint book-running managers of the offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-228470). The SEC declared the registration statement effective on February 6, 2019.

We paid a total of $3,450,000 in underwriting discounts and commissions and $564,101 for other costs and expenses related to our initial public offering. Concurrent with the closing of our initial public offering, we repaid our sponsor $200,000 in satisfaction of an outstanding loan.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, and the private placement was $175,660,899, of which $174,225,000 (or $10.10 per unit sold in our initial public offering) was placed in the trust account. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 7, 2019.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of private units that occurred simultaneously with the completion of our initial public offering, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt or a combination of cash, common or preferred equity and debt.

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial business combination:

•	may significantly dilute the equity interest of investors in our initial public offering who would not have pre-emption rights in respect of any such issue;

•	may subordinate the rights of holders of common stock if the rights, preferences, designations and limitations attaching to the preferred shares are senior to those afforded our shares of common stock and/or our other securities;

•	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our shares of common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2019 were organizational activities, those necessary to prepare for our initial public offering, described below, identifying a target company for a business combination and activities in connection with the proposed Business Combination with AerSale. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination. We are also incurring expenses in connection with our proposed Business Combination with AerSale.

For the year ended December 31, 2019, we had net income of $963,510, which consists of interest income on marketable securities held in the trust account of $3,164,817, offset by operating costs of $1,573,512 and a provision for income taxes of $627,795.

For the period from August 20, 2018 (inception) through December 31, 2018, we had a net loss of $451, which consists of operating costs.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $319,399. Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of common stock by our founders and loans from our sponsor.

On February 11, 2019, we consummated our initial public offering of 17,250,000 units at a price of $10.00 per unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 units, at $10.00 per unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of our initial public offering, we consummated the sale of an aggregate of 717,500 private units to our founders at a price of $10.00 per private unit, generating gross proceeds of $7,175,000.

Following our initial public offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the private units, a total of $174,225,000 was placed in the trust account, and we had $1,480,492 of cash held outside of the trust account, after payment of costs related to our initial public offering, and available for working capital purposes. We incurred $4,014,101 in transaction costs, including $3,450,000 of underwriting fees and $564,101 of other costs.

As of December 31, 2019, we had cash and marketable securities held in the trust account of $176,625,548. Interest income on the balance in the trust account will be used by us to pay franchise and income taxes. Through December 31, 2019, we have withdrawn $764,269 of interest earned on the trust account to pay our franchise and income tax obligations.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our founders or an affiliate of our founders or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we will repay such loaned amounts. If a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity identical to the private units, at a price of $10.00 per unit at the option of the lender.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

If we are unable to complete a business combination by November 11, 2020 (or February 11, 2021, if we extend our time to complete a business combination as described elsewhere in this report), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In addition, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

The liquidity condition and date for mandatory liquidation raise substantial doubt about our ability to continue as a going concern through November 11, 2020, the currently scheduled liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 11, 2020.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than as described below.

We are obligated to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and general and administrative services. We began incurring these fees on February 7, 2019 and will continue to incur these fees monthly until the earlier of the completion of a business combination and our liquidation.

We engaged the underwriters of our initial public offering to provide advisory services to us in connection with our initial business combination, such as holding meetings with our stockholders to discuss a potential business combination and the target business’s attributes, introducing us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assisting us in obtaining stockholder approval for the potential business combination and assisting us with our press releases and public filings in connection with the potential business combination. We will pay the underwriters a cash fee for such services upon the consummation of our initial business combination in an amount equal to $6,037,500.

In addition, we have engaged a law firm to assist us with its legal matters in identifying, negotiating, and consummating a business combination, as well as assisting with other legal matters. In the event of a successful business combination, the amount of fees to be paid will be agreed upon between us and the law firm in light of all the facts and circumstances at that point in time. If a business combination does not occur, we will not be required to pay this contingent fee. Management is unable to determine the amount of the legal fees to be paid at this time. There can be no assurance that we will complete a business combination.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Proposed Business Combination

On December 8, 2019, we entered into the Merger Agreement with NewCo, Merger Sub 1, Merger Sub 2, AerSale, and solely in its capacity as the initial Holder Representative, LGP, pursuant to which (a) Merger Sub 1 will be merged with and into our company, with our company surviving the First Merger as a wholly-owned direct subsidiary of NewCo, and (b) Merger Sub 2 will be merged with and into AerSale, with AerSale surviving the Second Merger as a wholly-owned indirect subsidiary of NewCo. In connection with the proposed Business Combination, our company and AerSale will become direct or indirect wholly-owned subsidiaries of NewCo, the new public company after the Closing.

Under the Merger Agreement and pursuant to the First Merger, (i) all of the issued and outstanding shares of our common stock will be exchanged on a one-for-one basis for shares of NewCo Common Stock, (ii) each outstanding and unexercised warrant to purchase our common stock will be exchanged on a one-for-one basis for a warrant to purchase NewCo Common Stock, in the same form and on the same terms and conditions as such warrants to purchase our common stock, and (iii) each issued and outstanding share of common stock of Merger Sub 1 will be canceled and converted into and become, on a one-for-one basis, a share of our common stock.

Under the Merger Agreement and pursuant to the Second Merger, NewCo will acquire AerSale for aggregate consideration equal to $400 million, consisting of (i) the Aggregate Cash Consideration (subject to adjustment as described below) and (ii) the Aggregate Common Stock Consideration. AerSale stockholders and SAR holders will also receive as consideration a contingent right to receive up to 2,500,000 Earnout Shares, half of which will be issued at such time as the NewCo Common Stock price is greater than $12.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days on or prior to the fifth anniversary of the Closing Date and the other half of which will be issued at such time as the NewCo Common Stock price is greater than $14.00 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days on or prior to the fifth anniversary of the Closing Date. The Earnout Shares will also be issued upon the occurrence of a Liquidity Event, solely to the extent the Liquidity Event Consideration is greater than $12.50, in which case half of the Earnout Shares will be issued, or $14.00, in which case the other half of the Earnout Shares will also be issued. Earnout Shares that have not been issued on or prior to the fifth anniversary of the Closing Date will be cancelled.

In the event that, immediately prior to the Closing of the proposed Business Combination, the Available Cash is less than the Necessary Cash, the cash consideration payable in the proposed Business Combination will be reduced by up to $50 million and AerSale stockholders and SAR holders will receive, in lieu of the Available Cash Shortfall Amount, a number of shares of NewCo Convertible Preferred Stock with an aggregate value equal to the Available Cash Shortfall Amount, but in no event more than 500,000 shares of NewCo Convertible Preferred Stock. It is a condition to the obligations of both our company and AerSale to consummate the proposed Business Combination that the Available Cash Shortfall Amount not exceed $50 million.

The Closing is subject to certain conditions, including but not limited to an approval of our stockholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances.

Debt Commitment Letter

In order to finance a portion of the Aggregate Cash Consideration payable in the proposed Business Combination and the costs and expenses incurred in connection therewith, we entered into the Debt Commitment Letter with Wells Fargo and PNC in connection with the ABL Facility.

Founder Shares Agreement

Concurrently with the execution of the Merger Agreement, our founders entered into the Founder Shares Agreement, pursuant to which they have agreed to defer the vesting of an aggregate of 1,293,750 Unvested Founder Shares held by our founders (representing 30% of the founder shares), half of which will vest at such time as the NewCo Common Stock price is greater than $12.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days and the other half of which will vest at such time as the NewCo Common Stock price is greater than $14.00 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days. The Unvested Founder Shares will also vest upon the occurrence of a Liquidity Event on or prior to the fifth anniversary of the date of the Founder Shares Agreement, solely to the extent the Liquidity Event Consideration is greater than $12.50, in which case half of the Unvested Founder Shares which will vest, or $14.00, in which case the other half of the Unvested Founder Shares will also vest. Unvested Founder Shares that have not vested on or prior to the fifth anniversary of the Closing Date will be forfeited.

Support and Release Agreement

 Concurrently with the execution of the Merger Agreement, we entered into the Support and Release Agreement with NewCo and the AerSale stockholders, pursuant to which (i) the AerSale stockholders have agreed not to transfer any shares of AerSale capital stock prior to the Closing, (ii) the AerSale stockholders have made certain representations as to their ownership of AerSale capital stock, (iii) the AerSale stockholders have agreed to customary releases in favor of our company, NewCo and our respective affiliates related to activity on or prior to the Closing, and (iv) NewCo and our company, on behalf of ourselves and the other Monocle parties and our respective affiliates, have agreed to customary releases in favor of the AerSale stockholders and their respective affiliates related to activity on or prior to the Closing.

Lock-Up Agreement

Pursuant to the Merger Agreement and as a condition to the Closing, each of the AerSale stockholders will enter into the Lock-Up Agreement with NewCo. Under the Lock-Up Agreement, each holder agrees not to, during the AerSale Lock-Up Period: (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to the Lock-Up Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-Up Shares, in cash or otherwise, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) above.

Amended and Restated Registration Rights Agreement

Pursuant to the Merger Agreement and as a condition to the Closing, NewCo, our company, our founders, AerSale stockholders and certain other parties named on the signature pages thereto, shall enter into the Amended and Restated Registration Rights Agreement that will amend and restate that certain Registration Rights Agreement, dated February 6, 2019, by and among our company, our founders and certain of our initial investors.

Under the Amended and Restated Registration Rights Agreement, our founders, certain of our directors and the AerSale stockholders will be granted certain demand, shelf and piggyback registration rights with respect to the Registrable Securities. The Amended and Restated Registration Rights Agreement provides the AerSale stockholders the right to request one demand registration during the initial 180-day period following expiration of the AerSale Lock-Up Period. After such time, Cowen Investments, holders of at least 50% of the Registrable Securities then-outstanding and held by the AerSale stockholders, or holders of at least 50% of the Registrable Securities then-outstanding and not held by the AerSale stockholders or Cowen Investments, may require NewCo to effect one (1) demand registration in any three-month period thereafter. In addition, the Amended and Restated Registration Rights Agreement grants each of parties unlimited piggyback registration rights with respect to registration statements filed subsequent to the Closing Date, provided the shares held by such party is not subject to a lock-up period. Subject to customary exceptions, NewCo is responsible for all registration expenses in connection with any demand, shelf or piggyback registration by any of the holders, and the holders shall bear all incremental selling expenses relating to the sale of Registrable Securities, such as underwriters’ commissions and discounts, brokerage fees, underwriter marketing costs and all reasonable fees and expenses of any legal counsel representing the holders.

Certificate of Designation

In the event that any NewCo Convertible Preferred Stock is required to be issued pursuant to the Merger Agreement, the NewCo board of directors shall approve and adopt the Certificate of Designation, pursuant to which the designations, powers, and preferences as well as the relative, participating, optional and other special rights of the NewCo Convertible Preferred Stock and any qualifications, limitations and restrictions thereof will be established. The rights of the holders of the NewCo Convertible Preferred Stock include, among others, the receipt of cumulative dividends, payable quarterly in arrears, in an amount equal to (a) 5% per annum of the stated value of such share as of the record date for such dividend, and (b) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the NewCo board of directors on the issued and outstanding shares of NewCo Common Stock in an amount determined by assuming that the number of shares of NewCo Common Stock into which such share of such NewCo Convertible Preferred Stock could be converted. Pursuant to the terms and conditions of the Certificate of Designation, if that last sale price of NewCo Common Stock reported has been at least $18.00 per share (subject to certain adjustments) on each of 20 trading days within a 30 consecutive trading day period, NewCo may (but is not required to) effect a conversion of the NewCo Convertible Preferred Stock into a number of shares of NewCo Common Stock equal to the stated value the NewCo Convertible Preferred Stock, plus accrued but unpaid dividends, divided by the conversion price of  $12.50 (subject to adjustment as further described in the Certificate of Designation) and an amount in cash in lieu of any fractional share of NewCo Common Stock issuable pursuant to such conversion. Pursuant to the terms and conditions of the Certificate of Designation, (i) all of the shares of NewCo Convertible Preferred Stock can be redeemed at the option of NewCo upon notice, or (ii) all or some of the shares of NewCo Convertible Preferred Stock can be redeemed at the option of the holder (A) on the date that is 54 months after the Closing and thereafter on each twelve-month anniversary of such date or (B) upon the occurrence of a change of control, in each case at a price per share equal to the stated value of such share of NewCo Convertible Preferred Stock plus any accrued but unpaid dividends. In addition, the holders of the NewCo Convertible Preferred Stock will not have any preemptive rights, but will have voting rights equal to the largest number of whole shares of NewCo Common Stock into which all of the shares of NewCo Convertible Preferred Stock held of record by such holder could then be converted as of the record date. The NewCo Convertible Preferred Stock shall, with respect to dividend rights and rights upon a liquidation event, rank junior to any and all existing or future claims in respect of indebtedness of NewCo or any of its subsidiaries. The NewCo Convertible Preferred Stock shall rank on a parity basis with each other class or series of capital stock of NewCo now existing or hereafter authorized, classified or reclassified, the terms of which expressly provide that such class or series ranks on a parity basis with the shares of NewCo Convertible Preferred Stock with respect to dividend rights or rights upon a liquidation event. The holders of the NewCo Convertible Preferred Stock may transfer such NewCo Convertible Preferred Stock freely, subject to the terms of the Lock-Up Agreement.

Recent Developments

In connection with the proposed Business Combination, NewCo filed the S-4 Registration Statement with the SEC on December 31, 2019, which includes a preliminary proxy statement/prospectus of our company.

On January 26, 2020, we entered into the FILO Commitment Letter with NewCo and Veritas, pursuant to which, and subject to the terms and conditions set forth therein, Veritas has committed to provide us with the FILO Facility. We intend to use the net proceeds of the FILO Facility to finance a portion of the cash consideration payable in the proposed Business Combination. The funding of the FILO Facility under the FILO Commitment Letter is contingent upon the satisfaction of customary conditions. The FILO Facility will mature on (a) the fourth anniversary of the Closing Date, or (b) if the scheduled maturity date of the ABL Facility is extended to after the fourth anniversary of the Closing Date, the earlier of (i) the scheduled maturity date of the ABL Facility and (ii) the fifth anniversary of the Closing Date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Eric J. Zahler	69	President, Chief Executive Officer and Director
Sai S. Devabhaktuni	48	Chairman of the Board
Richard J. Townsend	69	Executive Vice President and Chief Financial Officer
General C. Robert Kehler	67	Director
Donald W. Manvel	69	Director
John C. Pescatore	55	Director

Eric J. Zahler, 69, has served as our President, Chief Executive Officer and Director since our inception. He has 35 years of senior leadership, strategy, operations, management, and governance experience related to our target markets and target industries. Mr. Zahler was a co-founder and Managing Director of Sagamore Capital, a private equity firm pursuing investments in the aerospace and defense, industrial electronics and selected business service markets. Prior to founding Sagamore Capital in July 2008, Mr. Zahler was President and Chief Operating Officer of Loral Space & Communications, Inc. (“Loral”) for eight years and also served on Loral’s Board of Directors. As COO, Mr. Zahler was responsible for overseeing all aspects of Loral’s business strategy and operations, with company-wide profit and loss responsibility. As a senior member of the management of Loral since 1992, he was integrally involved in identifying, evaluating, negotiating, and integrating Loral’s acquisition growth strategy in the aerospace and defense and satellite services industries, actively leading over $16 billion of acquisitions and divestitures. While at Loral, Mr. Zahler was responsible for the development and implementation of annual operating budgets, including revenue attainment, operating expenses, capital expenditures, and research and development. He was also responsible for business development activities, including mergers and acquisitions, divestitures, joint ventures, and third-party investments, and for supervising all commercial and legal activities. He also initiated and implemented a major operational reorganization of Loral’s satellite manufacturing operations and was actively involved in substantial capital raising and restructuring activities, and the development, operations and management of several international joint ventures with global telecommunications service providers. Mr. Zahler is a member of the Board of Directors and Chairman of the Human Resources and Executive Compensation Committee of Maxar Technologies Ltd. (NYSE: MAXR; TSX: MAXR), a leading global provider of advanced space technology solutions for commercial and government markets, including satellites, earth imagery, and geospatial data and analytics. He is also Chairman of the Board of exactEarth Ltd. (TSX: XCT), a leading provider of global vessel tracking data for maritime situational awareness, and a member of the Board of Directors of Sequa Corporation, a portfolio company of The Carlyle Group, which provides the global airline industry with a broad range of aftermarket services and ranks as the leading independent supplier of advanced repairs for jet engine parts, and is the largest independent metal coil coater in North America. Previously, Mr. Zahler served on the Board of Directors and Audit Committee of Actel Corporation (NASDAQ: ACTL), a leader in low-power field-programmable gate arrays (“FPGAs”) and mixed-signal FPGAs for aerospace, military, satellite, medical, and industrial applications, and on the Board of Directors and Audit Committee of EasyLink Services Corporation, (NASDAQ: EASY), a global provider of outsourced business process automation services; and served as the Chairman of the Board of Directors of Universal Space Network (“USN”), a subsidiary of the Swedish Space Corporation (“SSC”), an entity owned by the Government of Sweden. SSC/USN is a global provider of mission critical systems and services to the space and aerospace markets. As Chairman of USN, Mr. Zahler’s appointment was approved by the U.S. Department of Defense to ensure compliance with a Special Security Agreement, foreign ownership, control or influence requirements and other national security policies. From 1975 to 1992, Mr. Zahler was an attorney at Fried, Frank, Harris, Shriver & Jacobson, where he was elected Partner in 1983. At Fried, Frank, he represented numerous aerospace and defense companies in all aspects of their interactions with the U.S. government. Mr. Zahler graduated, cum laude, from Harvard Law School in 1975, where he was editor of the Harvard Journal on Legislation. He earned a Bachelor’s of Science degree, cum laude, in mathematics from Yale University in 1972.

Sai S. Devabhaktuni, 48, has served as the Chairman of our Board of Directors since February 2019. He has over 25 years of experience analyzing and investing in a broad range of sectors with specific focus in our target markets and target industries. Investing across several economic cycles, Mr. Devabhaktuni has served on numerous creditors’ committees and boards of directors and employs an active approach to investing. Mr. Devabhaktuni has written numerous thought pieces and has participated as a subject matter expert in industry conferences. From January 2012 to March 2018, Mr. Devabhaktuni was an Executive Vice President and Head of Corporate Distressed Portfolio Management at PIMCO. While at PIMCO, Mr. Devabhaktuni was Co-Chair of the Investment Committee of the PIMCO Corporate Opportunities Fund II. Mr. Devabhaktuni was also instrumental in business growth initiatives which led to the increase in assets under management by 6.8x for portfolios dedicated to corporate stressed and distressed investing. Prior to joining PIMCO, Mr. Devabhaktuni founded The Monocle Group (“TMG”), an investment firm investing in inefficient markets with an emphasis on debt, equity and other obligations of financially stressed businesses. Prior to TMG, Mr. Devabhaktuni was one of three Managing Principals at MHR Fund Management LLC (“MHR”), which he joined in 1998. During his tenure at MHR, Mr. Devabhaktuni was involved in all aspects of the investment process, including identifying, structuring and conducting due diligence on investment opportunities, including acquisitions and dispositions. Mr. Devabhaktuni worked collaboratively with senior management teams of MHR portfolio companies on operational improvements and growth initiatives, as well as on mergers, acquisitions, divestitures and financing activities. Prior to MHR, Mr. Devabhaktuni was a member of the event-driven strategies group at Highbridge Capital Management LLC, and a member of the corporate finance, capital markets, and emerging markets groups of Nomura Securities International Inc. Mr. Devabhaktuni holds a Bachelor of Science in Economics, with concentrations in Finance, Economics and Legal Studies from the Wharton School of the University of Pennsylvania. Mr. Devabhaktuni has served on the Board of Directors of Loral and Applied Natural Gas Fuels Inc., and currently serves on the Board of Directors of Sequa Corporation.

Richard J. Townsend, 69, has served as our Executive Vice President and Chief Financial Officer since our inception. He has 39 years of finance, strategy and operations experience related to our target markets and target industries. Mr. Townsend has served as an Advisory Partner at Rangeley Capital, a private investment partnership focused on investments in the event space, since January 2017. Mr. Townsend served as a Managing Partner of Rangeley Capital, with responsibilities as a Portfolio Manager and as the Chief Operating Officer, from January 2008 through January 2017. During this period, Rangeley Capital grew its net asset value by a factor of 9.5x. Mr. Townsend focused his experience in evaluating operating management teams’ capabilities and identifying undervalued event opportunities in the public market. Prior to joining Rangeley Capital, Mr. Townsend was the Executive Vice President and Chief Financial Officer of Loral from 1998 to 2007, where he was responsible for all financial aspects of the business, including financial assessment and implementation of corporate strategy; performance measurement and assessment of all operating management teams, focusing on capturing profit improvement as well as internal and external growth opportunities; SEC reporting requirements; treasury operations; external communications to shareholders, business analysts, and rating agencies; business controls, and corporate governance. As part of the small senior management team, Mr. Townsend led the financial team’s participation in the company’s key strategic business development activities, including mergers, acquisitions, and joint ventures. From 1996 to 1998, Mr. Townsend served as the Corporate Controller and Director of Strategy of ITT Industries, which was the remaining public company after ITT spun off Sheraton Hotels and Hartford Insurance. As the Corporate Controller and Director of Strategy of an effectively new public company, Mr. Townsend was responsible for developing and implementing key financial processes, including a strategy development and implementation process; budgeting and measurement for the operating business units; and the public reporting process, including communications to shareholders, analysts, and rating agencies. In this early period of ITT Industries, the initial corporate strategy was to sell the automotive supplier business while investing in the water pump and defense and electronics businesses through acquisitions. Mr. Townsend spent the prior 17 years gaining experience in financial management and assessment of businesses while working at IBM. Starting at IBM after earning his MBA from Stanford University in 1979, he gathered experience in all aspect of financial management of a large international public company through holding positions of increasing responsibility in all areas of finance, planning, and accounting. His final two assignments at IBM were as Controller of Europe, Mideast and Africa located in Paris, France, which managed a third of IBM’s total business, and as Assistant Corporate Controller for Financial Planning, during which assignment, Mr. Townsend was responsible for all aspects of financial planning and measurement for IBM. Mr. Townsend started his career as a mechanical engineer at GE’s Nuclear Energy Division after earning his Bachelor of Science degree from the University of Michigan in 1972. While at GE, Mr. Townsend earned a Master of Science degree in Engineering from the University of California at Berkeley in 1977 and became a Professional Engineer in the state of California.

General C. Robert Kehler, 67, USAF (ret), has served as a director since February 2019. He has 43 years of leadership, strategy and governance experience related to our target markets and target industries, and service to the United States of America. General Kehler currently serves on the board of directors of Maxar Technologies Ltd. (Ticker: MAXR) and Inmarsat plc (Ticker: ISAT LN), and is a trustee of the Mitre Corporation, a senior advisor to McKinsey and Company and special advisor to EaglePicher Technologies, LLC. General Kehler retired from the United States Air Force in December 2013 after almost 39 years of distinguished service. From January 2011 until November 2013, he served as the Commander, United States Strategic Command (“USSTRATCOM”), where he was directly responsible to the Secretary of Defense and President for the plans and operations of all U.S. forces conducting strategic deterrence, nuclear alert, global strike, space, cyberspace and associated operations. While in command, he crafted and implemented policies and plans to deter strategic attacks against the U.S. and its key allies, and led a joint team of over 160,000 military and civilian members conducting global deterrence operations while supporting combat actions in the Middle East and North Africa. General Kehler’s military career encompassed progressively important operational, command, staff, and joint assignments. Prior to commanding USSTRATCOM, General Kehler commanded United States Air Force Space Command and two operational space wings conducting space launch, missile warning, and space control missions. He also commanded an intercontinental ballistic missile squadron and group. At Air Force Space Command, he designed the Air Force’s inaugural blueprint, operating concept, organizational structure, and personnel program to meet rapidly growing cyberspace challenges. General Kehler entered the Air Force in 1975 as a Distinguished Graduate of the Pennsylvania State University R.O.T.C. program, has master’s degrees in Public Administration and National Security and Strategic Studies, and completed executive development programs at Carnegie-Mellon University, Syracuse University, and Harvard University. His military awards include the Defense Distinguished and Superior Service Medals, the Distinguished Service Medal (2 awards), Legion of Merit (3 awards), and the French Legion of Honor (Officer). General Kehler continues to offer his expertise as a consultant, adviser and corporate director. He speaks widely on matters of national security and is highly sought for panels, studies, Congressional testimony, and workshops addressing the most compelling issues of national security in the 21st Century. General Kehler was the S.T. Lee Distinguished Lecturer at Stanford University’s Freeman Spogli Institute for International Studies for academic year 2014 – 2015, and remains an Affiliate of Stanford’s Center for International Security and Cooperation. He is a Senior Fellow of the National Defense University.

Donald W. Manvel, 69, has served as a director since February 2019. He has 46 years of strategy, operations, manufacturing and turnaround experience related to our target markets and target industries. Mr. Manvel is currently Chairman and CEO of AVL Americas, and a member of the Executive Leadership Team of the parent company based in Austria (“AVL”). AVL is the world’s largest independent company for the development of gasoline, diesel, and alternative fuel powertrain systems, as well as fuel cell and hybrid technologies. Mr. Manvel joined AVL in 2002 and is responsible for leading the development and execution of the company’s long-term strategy for the Americas, with a view to creating shareholder value. From July 2012 to April 2015, Mr. Manvel served as the CEO of Unycom GmbH, an enterprise software company dedicated to the field of intellectual property management. Prior to AVL and from 1999, Mr. Manvel was Acting President and Senior Vice President of Operations at DEKA Research and Development (“DEKA”). At DEKA, Mr. Manvel oversaw the development and implementation of operations and supply chain systems and played a leading role in the development of the Segway Human Transporter, the first self-balancing, electric transportation device. Prior to DEKA, Mr. Manvel was President of the Manlift Division of Grove Worldwide (“Manlift”). While at Manlift, Mr. Manvel managed all aspects of its operations, leading to significant cost improvements, a reduction in design cycle times for the firm’s products, and eventually the sale of the company. Mr. Manvel began his career with Chrysler Corporation in 1972, where he held a variety of senior executive positions including Corporate Manager of Systems and Scheduling for the entire corporation, General Manager and Platform Executive for the company’s Jeep operations, Managing Director of Chrysler Austria and Chrysler Eurostar, and President of DaimlerChrysler Venezuela. Mr. Manvel received his MBA from Wayne State University, and earned a Bachelor’s of Arts degree in Business Administration from Michigan State University.

John C. Pescatore, 55, has served as a director since February 2019. He has more than 30 years of strategy, operations, finance and accounting experience related to our target markets and target industries. From 2004 to September 2018, Mr. Pescatore served in various capacities as Vice Chairman, President, CEO and Member of the Board of Directors of Anterix Inc. (Ticker: ATEX). In October 2018, Mr. Pescatore began serving in a consulting role as an advisor to ATEX. At ATEX, Mr. Pescatore led its transformation from a private enterprise software company to a publicly traded wireless carrier, was instrumental in all aspects of fundraising including acquisition financing for the purchase of a nationwide spectrum position through a strategic transaction with a tier one carrier, embarked on a process to modernize 30 year-old Federal Communications Commission rules to allow for spectrum efficiency and for the deployment of more efficient technologies, and launched the company’s wireless service in seven major market areas within the United States. Prior to ATEX, Mr. Pescatore was EVP & COO of NeoWorld Communications, Inc. (“NeoWorld”), which was founded to develop a nationwide wireless network and held spectrum in major markets throughout the United States. At NeoWorld, Mr. Pescatore was a member of the core team which led the company’s successful sale to Nextel Communications, Inc. (“Nextel”). Prior to NeoWorld, Mr. Pescatore was Executive Vice President of Operations of Expanets, Inc. (“Expanets”), one of the fastest growing voice and data communications solutions and services companies in the United States. As one of the key architects in building Expanets, Mr. Pescatore oversaw the business through a period of enormous growth by strategic acquisitions, building the company to over $1 billion in sales and over 3,000 employees. Prior to Expanets and from 1989 to 1998, Mr. Pescatore was a key member of the team that grew Nextel from a start-up to a national wireless service provider. During his tenure at Nextel, Mr. Pescatore held a variety of senior managerial and supervisory positions including Assistant Controller, Vice President of Operations, President of the Specialized Mobile Radio Division and President of the New York Area. Mr. Pescatore began his career as a consultant with Deloitte in 1986 within the firm’s Emerging Business Services Group, where he developed his expertise in telecommunications. Mr. Pescatore earned a Bachelor of Science degree in Accounting from New York University, was a Certified Public Accountant, and, for nine years ending in November 2014, served as a Board Member and Chair of the Audit Committee at Covenant House International.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of General Kehler and Mr. Manvel, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Zahler, Devabhaktuni and Pescatore, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq).

Our executive officers are elected by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chairman, if one is appointed, a President, a Secretary, and a Treasurer or Chief Financial Officer, and may include such other officers as our board of directors may appoint. Any two or more offices may be held by the same person.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Each of our audit committee and our compensation committee is composed solely of independent directors.

Audit Committee

Our audit committee consists of Mr. Pescatore (chairman), General Kehler and Mr. Manvel, each of whom is an independent director under Nasdaq’s listing standards. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Pescatore qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our compensation committee consists of General Kehler (chairman), Mr. Manvel and Mr. Pescatore, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee Charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our Code of Ethics, our Audit Committee Charter and our Compensation Committee Charter as exhibits to our registration statement for our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request to us in writing at 750 Lexington Avenue, Suite 1501, New York, NY 10022 or by telephone at (212) 446-6981. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

None of our officers has received any cash or other compensation for services rendered to us. Commencing on February 7, 2019 through the earlier of the consummation of our initial business combination and our liquidation, we are obligated to pay an affiliate of our sponsor a total of $10,000 per month, which funds will be used to pay for office space and general and administrative services. This arrangement was agreed to by an affiliate of our sponsor for our benefit and is not intended to provide such affiliate compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third-party for such services.

Except as set forth above, no compensation will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

We do not intend to take any action to ensure that directors or members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 2, 2020, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, as such securities are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 22,280,000 shares of common stock outstanding on March 2, 2020.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock
Monocle Partners, LLC(2)	4,589,303	20.6%
Cowen Investments II LLC(3)	395,697	1.8%
Eric J. Zahler(2)	4,589,303	20.6%
Sai S. Devabhaktuni(2)	4,589,303	20.6%
Richard J. Townsend(2)	4,589,303	20.6%
C. Robert Kehler	15,000	*
Donald W. Manvel	15,000	*
John C. Pescatore	15,000	*
All directors and executive officers as a group (six individuals)	5,030,000	22.6%
Karpus Investment Management(4)	2,822,250	12.7%
Basso SPAC Fund LLC(5)	1,207,462	5.4%

*             Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the persons and entities listed above is c/o Monocle Acquisition Corporation, 750 Lexington Avenue, Suite 1501, New York, NY 10022.

(2)	Represents shares held by our sponsor. Eric J. Zahler, Sai S. Devabhaktuni and Richard J. Townsend are managers of our sponsor. Accordingly, all of the shares held by our sponsor may be deemed to be beneficially held by Messrs. Zahler, Devabhaktuni, and Townsend. Each of Messrs. Zahler, Devabhaktuni, and Townsend disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(3)	Cowen Investments II LLC’s business address is 599 Lexington Avenue, 27 Floor, New York, NY 10022.

(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2020, on behalf of Karpus Management, Inc., d/b/a Karpus Investment Management. The business address of this stockholder is 183 Sully’s Trail, Pittsford, New York 14534.

(5)	According to a Schedule 13G filed with the SEC on January 23, 2020, on behalf of Basso SPAC Fund LLC (“Basso SPAC”), Basso Management, LLC (“Basso Management”), Basso Capital Management, L.P. (“BCM”), Basso GP, LLC (“Basso GP”), and Howard I. Fischer, each of which share voting and dispositive power with respect to the reported shares shown above which are directly beneficially owned by Basso SPAC. Basso Management is the manager of Basso SPAC. BCM serves as the investment manager of Basso SPAC. Basso GP is the general partner of BCM. Mr. Fischer is the principle portfolio manager for Basso SPAC, the Chief Executive Officer and a founding partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own the reported shares shown above. The business address of this stockholder is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In September 2018, we issued an aggregate of 5,750,000 founder shares to our founders for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. Our sponsor and Cowen Investments purchased 5,390,625 and 359,375 founder shares, respectively. In November 2018, our sponsor transferred to our independent directors an aggregate of 45,000 founder shares. On November 19, 2018, our founders forfeited for no consideration, an aggregate of 1,437,500 founder shares, of which our sponsor forfeited 1,347,656 founder shares and Cowen Investments forfeited 89,844 founder shares. As a result, our initial stockholders now hold 4,312,500 founder shares, of which our sponsor holds 3,997,969 founder shares and Cowen Investments holds 269,531 founder shares.

Simultaneously with the consummation of our initial public offering and the full over-allotment option, we consummated the private placement of an aggregate of 717,500 private units to our founders at a price of $10.00 per private unit, generating total gross proceeds of $7,175,000. Our sponsor and Cowen Investments purchased 591,334 and 126,166 private units, respectively, in the private placement. The private units are identical to the units sold in our initial public offering, except that, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to private warrants held by Cowen Investments, will not be exercisable after five years from February 6, 2019.

Subject to certain limited exceptions, our founders, executive officers and directors have agreed not to transfer, assign or sell any of their founder shares or private units, or the securities underlying the private units, until the earlier of (A) one year after the completion of the our initial business combination and (B) subsequent our initial business combination, (x) if the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares.

Our sponsor loaned us an aggregate of $200,000 in connection with the expenses of our initial public offering, pursuant to the terms of a promissory note. We fully repaid the loans from our sponsor on February 11, 2019.

In order to meet our working capital needs, our founders, executive officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. If we complete a business combination, we would repay such loaned amounts. If a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our founder shares, as well as the holders of the private units and any units our founders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement entered into on February 6, 2019. Cowen Investments or the holders of a majority of these securities can elect to exercise these registration rights at any time after we consummate a business combination, and the holders are entitled to make up to an aggregate of three demands that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, Cowen Investments may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after February 6, 2019 and may not exercise its demand rights on more than one occasion.

An affiliate of our sponsor has agreed that, commencing on February 7, 2019 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us office space and general and administrative services, as we may require from time to time. We have agreed to pay an affiliate of our sponsor an aggregate of $10,000 per month for these services. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third-party for such services.

We will have until November 11, 2020 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by November 11, 2020, we may, but are not obligated to, extend the period of time to consummate a business combination until February 11, 2021. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the deadline, must deposit into the trust account $1,725,000 ($0.10 per share) on or prior to the date of the deadline. Our sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such note would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted in whole or in part upon consummation of our business combination into additional private units at a price of $10.00 per unit. In the event that we receive notice from our sponsor five days prior to the deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Pursuant to the Founder Shares Agreement, our founders have agreed to defer the vesting of an aggregate of 1,293,750 Unvested Founder Shares held by our founders (representing 30% of the founder shares), half of which will vest at such time as the NewCo Common Stock price is greater than $12.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days and the other half of which will vest at such time as the NewCo Common Stock price is greater than $14.00 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days. The Unvested Founder Shares will also vest upon the occurrence of a Liquidity Event on or prior to the fifth anniversary of the date of the Founder Shares Agreement, solely to the extent the Liquidity Event Consideration is greater than $12.50, in which case half of the Unvested Founder Shares which will vest, or $14.00, in which case the other half of the Unvested Founder Shares will also vest. Unvested Founder Shares that have not vested on or prior to the fifth anniversary of the Closing Date will be forfeited.

Other than the foregoing, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to our Audit Committee Charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that General Kehler and Messrs. Manvel and Pescatore are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. During the year ended December 31, 2019 and the period from August 20, 2018 (inception) through December 31, 2018, fees for our independent registered public accounting firm were approximately $31,930 and $-0-, respectively, for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2019 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2019 and the period from August 20, 2018 (inception) through December 31, 2018, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. During the year ended December 31, 2019 and the period from August 20, 2018 (inception) through December 31, 2018, fees related to tax services for our independent registered public accounting firm were approximately $4,635 and $-0-, respectively.

All Other Fees. During the year ended December 31, 2019 and the period from August 20, 2018 (inception) through December 31, 2018, fees billed for products and services provided by our independent registered public accounting firm other than those set forth above were approximately $2,781 and $25,500, respectively.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)    Financial Statements

(2)       Financial Statement Schedules

None.

(3)       Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated February 6, 2019, between the Registrant and Cowen and Company, LLC.
1.2(1)	Business Combination Marketing Agreement, dated February 6, 2019, among the Registrant, Cowen and Company, LLC and Chardan Capital Markets, LLC.
2.1(2)	Agreement and Plan of Merger, dated December 8, 2019, among the Registrant, Monocle Holdings Inc., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, AerSale Corp. and, solely in its capacity as the initial Holder Representative, Leonard Green & Partners, L.P.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(3)	Bylaws.
4.1(4)	Specimen Unit Certificate.
4.2(4)	Specimen Common Stock Certificate.
4.3(4)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated February 6, 2019, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(3)	Founder Shares Subscription Agreement, dated September 26, 2018, between the Registrant and Monocle Partners, LLC.
10.2(3)	Founder Shares Subscription Agreement, dated September 26, 2018, between the Registrant and Cowen Investments II LLC.
10.3(3)	Promissory Note issued in favor of Monocle Partners, LLC, dated September 26, 2018.
10.4(1)	Letter Agreement, dated February 6, 2019, among the Registrant, Monocle Partners, LLC, Cowen Investments II LLC and each of the officers and directors of the Registrant.
10.5(1)	Investment Management Trust Agreement, dated February 6, 2019, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(1)	Unit Purchase Agreement, dated February 6, 2019, between the Registrant and Monocle Partners, LLC.
10.71)	Unit Purchase Agreement, dated February 6, 2019, between the Registrant and Cowen Investments II LLC.
10.8(1)	Registration Rights Agreement, dated February 6, 2019, among the Registrant, Monocle Partners, LLC, Cowen Investments II LLC and the initial stockholders.
10.9(1)	Administrative Services Agreement, dated February 6, 2019, between the Registrant and Monocle Management LLC.
10.10(4)	Form of Indemnity Agreement.
10.11(2)	Debt Commitment Letter, dated December 8, 2019, among Wells Fargo Bank, N.A., PNC Bank, National Association, the Registrant and Monocle Holdings Inc.
10.12(2)	Company Support and Mutual Release Agreement, dated December 8, 2019, among Monocle Holdings Inc., the Registrant, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC, Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.
10.13(2)	Founder Shares Agreement, dated December 8, 2019, among Monocle Partners, LLC, Cowen Investments II LLC, the Registrant and Monocle Holdings Inc.
10.14(5)	FILO Commitment Letter, dated January 26, 2020, among Veritas Capital Credit Funding, L.P., the Registrant and Monocle Holdings Inc.
14.1(4)	Code of Ethics.
21.1*	List of Subsidiaries of the Registrant.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1(4)	Audit Committee Charter.
99.2(4)	Compensation Committee Charter.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 12, 2019.
(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2019.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form S-1, filed with the SEC on November 19, 2018.
(4)	Incorporated by reference to an exhibit to the Registrant’s Form S-1/A, filed with the SEC on November 21, 2018.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 27, 2020.

Monocle Acquisition Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Monocle Acquisition Corporation

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Monocle Acquisition Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 and for the period from August 20, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from August 20, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by November 11, 2020, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York
March 2, 2020

MONOCLE ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$319,399	$41,093
Prepaid income taxes	134,955	—
Prepaid expenses	73,958	—
Total Current Assets	528,312	41,093

Deferred offering costs	—	376,407
Cash and marketable securities held in Trust Account	176,625,548	—
Total Assets	$177,153,860	$417,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$504,902	$451
Accrued offering costs	—	242,500
Promissory note – related party	—	150,000
Total Current Liabilities	504,902	392,951

Commitments and Contingencies

Common stock subject to possible redemption, 16,994,946 shares at $10.10 per share at December 31, 2019	171,648,955	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 and 1,000,000 shares authorized at December 31, 2019 and 2018, respectively, none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized at December 31, 2019 and 2018, respectively; 5,285,054 and 4,312,500 shares issued and outstanding (excluding 16,994,946 and no shares subject to possible redemption) at December 31, 2019 and 2018, respectively	529	431
Additional paid-in capital	4,036,415	24,569
Retained earnings (Accumulated deficit)	963,059	(451)
Total Stockholders’ Equity	5,000,003	24,549
Total Liabilities and Stockholders’ Equity	$177,153,860	$417,500

The accompanying notes are an integral part of the consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 20, 2018 (inception) Through December 31,
	2019	2018
Operating costs	$1,573,512	$451
Loss from operations	(1,573,512)	(451)

Other income
Interest income	3,164,817	—

Income (loss) before provision for income taxes	1,591,305	(451)
Provision for income taxes	(627,795)	—

Net income (loss)	$963,510	$(451)

Weighted average shares outstanding of redeemable common stock, basic and diluted	17,250,000	—

Basic and diluted net income per common share, redeemable common stock	$0.14	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	4,947,438	3,750,000 (1)

Basic and diluted net loss per common share, non-redeemable common stock	$(0.28)	$(0.00)

(1)	Excluded an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Retained earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	capital	deficit)	Equity
Balance – August 20, 2018 (inception)	—	$—	$—	$—	$—

Issuance of common stock to the Founders (1)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(451)	(451)

Balance – December 31, 2018	4,312,500	431	24,569	(451)	24,549

Sale of 17,250,000 Units, net of underwriting discounts and offering costs	17,250,000	1,725	168,484,174	—	168,485,899

Sale of 717,500 Private Units	717,500	72	7,174,928	—	7,175,000

Common stock subject to possible redemption	(16,994,946)	(1,699)	(171,647,256)	—	(171,648,955)

Net income	—	—	—	963,510	963,510

Balance – December 31, 2019	5,285,054	$529	$4,036,415	$963,059	$5,000,003

(1)	Included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 20, 2018 (inception) Through December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$963,510	$(451)
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,164,817)	—
Changes in operating assets and liabilities:
Prepaid income taxes	(134,955)	—
Prepaid expenses	(73,958)	—
Accrued expenses	504,451	451
Net cash and cash equivalents used in operating activities	(1,905,769)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(174,225,000)	—
Cash withdrawn from Trust Account	764,269	—
Net cash and cash equivalents used in investing activities	(173,460,731)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to the Founders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—
Proceeds from sale of Private Units	7,175,000	—
Proceeds from promissory note – related party	70,000	150,000
Repayment of promissory note – related party	(220,000)	—
Payment of offering costs	(430,194)	(133,907)
Net cash and cash equivalents provided by financing activities	175,644,806	41,093

Net Change in Cash and Cash Equivalents	278,306	41,093
Cash and cash equivalents – Beginning	41,093	—
Cash and cash equivalents – Ending	$319,399	$41,093

Supplemental cash flow information:
Cash paid for income taxes	$762,750	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption as of February 11, 2019, the date of the Initial Public Offering	$170,685,445	$—
Change in value of common stock subject to possible redemption from February 11, 2019 through December 31, 2019	$963,510	$—
Deferred offering costs included in accrued offering cost	$—	$242,500

The accompanying notes are an integral part of the consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from August 20, 2018 (inception) through December 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of AerSale Corp. (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering.

The Company’s subsidiaries are comprised of Monocle Holdings Inc., a wholly owned subsidiary of the Company and a Delaware corporation (“NewCo”), Monocle Merger Sub 1 Inc., a wholly owned subsidiary of NewCo and a Delaware corporation (“Merger Sub 1”) and Monocle Merger Sub 2 LLC., a wholly owned subsidiary of NewCo and a Delaware limited liability company (“Merger Sub 2”).

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed by the close of business on November 11, 2020 raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 11, 2020. In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering. Based on the value of the Trust Account at December 31, 2019, the redemption value, after payment of accrued income taxes and other expenses, is greater than $10.10 per share.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.10 per share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust asset. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As of December 31, 2019, the Company had a cash balance of approximately $319,000, which excludes interest income of approximately $2,401,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through December 31, 2019, the Company has withdrawn approximately $764,000 of interest income from the Trust Account to pay its income and franchise taxes.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through November 11, 2020, the scheduled liquidation date of the Company. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market accounts. As of December 31, 2019, cash equivalents amounted to $176,780. The Company did not have any cash equivalents as of December 31, 2018.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $4,014,101 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2019 and 2018, the Company had a deferred tax asset of approximately $294,000 and $0, respectively, which had a full valuation allowance recorded against it of approximately $294,000 and $0, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2019, the Company recorded income tax expense of approximately $628,000 primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the year ended December 31, 2019 was approximately 40%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $810,000 for the year ended December 31, 2019), by the weighted average number of redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares and the Private Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2019	For the Period from August 20, 2018 (inception) Through December 31, 2018
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$3,164,817	$—
Income and Franchise Tax	$(810,032)	$—
Net Earnings	$2,354,785	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	17,250,000	—
Earnings/Basic and Diluted Redeemable Common Stock	$0.14	—
Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$963,510	$(451)
Redeemable Net Earnings	$(2,354,785)	$—
Non-Redeemable Net Loss	$(1,391,275)	$(451)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted (1)	4,947,438	3,750,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.28)	$(0.00)

Note: As of December 31, 2019 and 2018, basic and diluted shares are the same as there are no securities that are dilutive to the Monocle’s common stockholders.

(1)	The weighted average non-redeemable common stock for the year ended December 31, 2019 includes the effect of 717,500 Private Units, which were issued in conjunction with the initial public offering on February 11, 2019.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Founders or an affiliate of the Founders, or certain of the Company’s officers and director may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. There are no Working Capital Loans outstanding as of December 31, 2019 or 2018.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination by an additional three months (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,725,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. If the Company does not complete a Business Combination, the Company will not repay such loans unless there are funds available outside the Trust Account to do so. The loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, may be converted, in whole or in part, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There were no related party extension loans as of December 31, 2019 or 2018.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the February 7, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the year ended December 31, 2019, the Company incurred $110,000 in fees for these services.

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

Service Provider Agreements

From time to time, the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help the Company identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Business Combination Marketing Agreement

The Company engaged the underwriters as advisors in connection with its Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a Business Combination in an amount equal to $6,037,500. No amounts have been recorded as of December 31, 2019 in conjunction with this agreement.

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

Merger Agreement

On December 8, 2019, the Company, NewCo, Merger Sub 1 and Merger Sub 2 (collectively, the “Monocle Parties”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AerSale Corp., a Delaware corporation (“AerSale”), and solely in its capacity as the initial Holder Representative, Leonard Green & Partners, L.P., a Delaware limited partnership.

Pursuant to the Merger Agreement, (a) Merger Sub 1 will be merged with and into the Company, with the Company surviving the merger as a wholly-owned direct subsidiary of NewCo (the “First Merger”), and (b) Merger Sub 2 will be merged with and into AerSale, with AerSale surviving the merger as a wholly-owned indirect subsidiary of NewCo (the “Second Merger”). The First Merger, the Second Merger and the other transactions contemplated in the Merger Agreement are referred to as the “AerSale Business Combination.” In connection with the AerSale Business Combination, the Company and AerSale will become direct or indirect wholly owned subsidiaries of NewCo, the new public company after the closing of the AerSale Business Combination (the “Closing”).

Under the Merger Agreement and pursuant to the First Merger, (i) all of the issued and outstanding shares of common stock of the Company (“Monocle Common Stock”), will be exchanged on a one-for-one basis for shares of common stock of NewCo, par value $0.0001 per share (“NewCo Common Stock”), (ii) each outstanding and unexercised warrant to purchase Monocle Common Stock will be exchanged on a one-for-one basis for a warrant to purchase NewCo Common Stock, in the same form and on the same terms and conditions as such warrants to purchase Monocle Common Stock, and (iii) each issued and outstanding shares of common stock of Merger Sub 1 will be canceled and converted into and become, on a one-for-one basis, a share of Monocle Common Stock.

Under the Merger Agreement and pursuant to the Second Merger, the holders of issued and outstanding shares of capital stock of AerSale and AerSale in-the-money stock appreciation rights (“SARs”) will receive aggregate consideration equal to $400 million, consisting of (i) $250 million payable in cash (the “Aggregate Cash Consideration”) and (ii) 15,000,000 shares of NewCo Common Stock, valued at $10 per share (i.e., $150 million in the aggregate) (the “Aggregate Common Stock Consideration”). Under certain circumstances, the cash consideration payable at closing may be reduced to not less than $200 million in exchange for the issuance of up to $50 million of 5.00% Series A Convertible Preferred Stock of NewCo, par value $0.0001 per share (“NewCo Convertible Preferred Stock”) to the AerSale stockholders and holders of SARs.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Holders of AerSale common stock, par value $0.01 per share, and SARs will also receive as consideration a contingent right to receive up to 2,500,000 additional shares of NewCo Common Stock in the aggregate, half of which will be issued at such time as the NewCo Common Stock price is greater than $12.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days on or prior to the fifth anniversary of the date of the Closing (the “Closing Date”) and the other half of which will be issued at such time as the NewCo Common Stock price is greater than $14.00 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days on or prior to the fifth anniversary of the Closing Date (collectively, the “Earnout Shares”). The Earnout Shares will also be issued upon the occurrence of a Liquidity Event (as defined in the Merger Agreement), solely to the extent the Liquidity Event Consideration (as defined in the Merger Agreement) is greater than $12.50, in which case half of the Earnout Shares will be issued, or $14.00, in which case the other half of the Earnout Shares will also be issued. Earnout Shares that have not been issued on or prior to the fifth anniversary of the Closing Date will be cancelled.

The AerSale Business Combination will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

In connection with the proposed AerSale Business Combination, NewCo filed a registration statement on Form S-4 (File No. 333-235766) (the “S-4 Registration Statement”) with the SEC on December 31, 2019, which includes a preliminary proxy statement/prospectus of the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock  — The Company filed an Amended and Restated Certificate of Incorporation in February 2019 such that the Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of  $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company filed an Amended and Restated Certificate of Incorporation in February 2019 such that the Company is authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 5,285,054 and 4,312,500 shares of common stock issued and outstanding, excluding 16,994,946 and -0- shares of common stock subject to possible redemption, respectively.

Warrants — The Public Warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. Notwithstanding the foregoing, if a registration statement covering the issuance of the shares issuable upon exercise of the Public Warrants is not effective within 90 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement or a current prospectus, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. In no event will the Company be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that the Company is unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. In addition, any Private Warrants held by Cowen will not be exercisable more than five years from the effective date of the registration statement. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2019
Deferred tax asset
Organizational costs/Startup expenses	$293,621
Total deferred tax asset	293,621
Valuation allowance	(293,621)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2019
Federal
Current	$627,795
Deferred	(293,621)

State
Current	$—
Deferred	—
Change in valuation allowance	293,621
Income tax provision	$627,795

As of December 31, 2019, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2019, the change in the valuation allowance was $293,621.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	18.5%
Income tax provision	39.5%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

At December 31, 2019, assets held in the Trust Account were comprised of $176,625,548 in money market funds which are invested in U.S. Treasury Securities. Through December 31, 2019, the Company has withdrawn $764,269 of interest earned on the Trust Account to pay its franchise and income tax obligations.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$176,625,548

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 26, 2020, the Company entered into a commitment letter (the “FILO Commitment Letter”) with NewCo and Veritas Capital Credit Funding, L.P. (“Veritas”), pursuant to which, and subject to the terms and conditions set forth therein, Veritas has committed to provide the Company with a senior secured asset-based “first-in/last-out” term loan with an aggregate commitment of up to $75 million (the “FILO Facility”). The Company intends to use the net proceeds of the FILO Facility to finance a portion of the cash consideration payable in the proposed AerSale Business Combination. The funding of the FILO Facility under the FILO Commitment Letter is contingent upon the satisfaction of customary conditions. The FILO Facility will mature on (a) the fourth anniversary of the Closing Date, or (b) if the scheduled maturity date of the ABL Facility is extended to after the fourth anniversary of the Closing Date, the earlier of (i) the scheduled maturity date of the ABL Facility and (ii) the fifth anniversary of the Closing Date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monocle Acquisition Corporation

/s/ Eric J. Zahler
Name:	Eric J. Zahler
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard J. Townsend
Name:	Richard J. Townsend
Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 2, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric J. Zahler and Richard J. Townsend, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Eric J. Zahler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
Eric J. Zahler

/s/ Sai S. Devabhaktuni	Chairman of the Board	March 2, 2020
Sai S. Devabhaktuni

/s/ Richard J. Townsend	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
Richard J. Townsend

/s/ C. Robert Kehler	Director	March 2, 2020
C. Robert Kehler

/s/ Donald W. Manvel	Director	March 2, 2020
Donald W. Manvel

/s/ John C. Pescatore	Director	March 2, 2020
John C. Pescatore