Form 10-Q
period 2020-03-31
Monocle Acquisition Corp
filed 2020-05-07
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, 22,280,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

MONOCLE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$138,464	$319,399
Prepaid income taxes	35,504	134,955
Prepaid expenses	98,625	73,958
Total Current Assets	272,593	528,312

Cash and marketable securities held in Trust Account	177,046,651	176,625,548
Total Assets	$177,319,244	$177,153,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$454,561	$504,902
Total Liabilities	454,561	504,902

Commitments and Contingencies

Common stock subject to possible redemption, 17,016,305 and 16,994,946 shares at $10.10 per share at March 31, 2020 and December 31, 2019, respectively	171,864,681	171,648,955

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 5,263,695 and 5,285,054 shares issued and outstanding (excluding 17,016,305 and 16,994,946 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	526	529
Additional paid-in capital	3,820,692	4,036,415
Retained earnings	1,178,784	963,059
Total Stockholders’ Equity	5,000,002	5,000,003
Total Liabilities and Stockholders’ Equity	$177,319,244	$177,153,860

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Operating costs	$286,645	$83,942
Loss from operations	(286,645)	(83,942)

Other income
Interest income	622,821	543,268

Income before provision for income taxes	336,176	459,326
Provision for income taxes	(120,451)	(103,268)

Net income	$215,725	$356,058

Weighted average shares outstanding of redeemable common stock, basic and diluted	17,250,000	17,250,000

Basic and diluted net income per common share, redeemable common stock	$0.03	$0.02

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,030,000	4,695,167

Basic and diluted net loss per common share, non-redeemable common stock	$(0.05)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	5,285,054	$529	$4,036,415	$963,059	$5,000,003

Change in value of common stock subject to possible redemption	(21,359)	(3)	(215,723)	—	(215,726)

Net income	—	—	—	215,725	215,725

Balance – March 31, 2020 (unaudited)	5,263,695	$526	$3,820,692	$1,178,784	$5,000,002

THREE MONTHS ENDED MARCH 31, 2019

			Additional	Retained Earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	4,312,500	$431	$24,569	$(451)	$24,549

Sale of 17,250,000 Units, net of underwriting discounts and offering costs	17,250,000	1,725	168,484,174	—	168,485,899

Sale of 717,500 Private Units	717,500	72	7,174,928	—	7,175,000

Common stock subject to possible redemption	(16,934,802)	(1,693)	(171,039,807)	—	(171,041,500)

Net income	—	—	—	356,058	356,058

Balance – March 31, 2019 (unaudited)	5,345,198	$535	$4,643,864	$355,607	$5,000,006

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$215,725	$356,058
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(622,821)	(543,268)
Changes in operating assets and liabilities:
Prepaid income taxes	99,451	—
Prepaid expenses	(24,667)	(148,629)
Accrued expenses	(50,341)	49,549
Income taxes payable	—	103,268
Net cash and cash equivalents used in operating activities	(382,653)	(183,022)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(174,225,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	201,718	—
Net cash and cash equivalents provided by (used in) investing activities	201,718	(174,225,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Units	—	7,175,000
Proceeds from promissory note – related party	—	70,000
Repayment of promissory note – related party	—	(220,000)
Payment of offering costs	—	(430,194)
Net cash and cash equivalents provided by financing activities	—	175,644,806

Net Change in Cash and Cash Equivalents	(180,935)	1,236,784
Cash and cash equivalents – Beginning	319,399	41,093
Cash and cash equivalents – Ending	$138,464	$1,277,877

Supplemental cash flow information:
Cash paid for income taxes	$21,000	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption as of February 11, 2019, the date of the Initial Public Offering	$—	$170,685,445
Change in value of common stock subject to possible redemption	$215,726	$356,055

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of AerSale Corp. (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering.

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

Transaction costs amounted to $4,014,101, consisting of $3,450,000 of underwriting fees and $564,101 of other offering costs. In addition, As of March 31, 2020, cash of $138,464 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Initial Public Offering. Based on the value of the Trust Account at March 31, 2020, the redemption value, after payment of accrued income taxes and other expenses, is greater than $10.10 per share.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Liquidity and Going Concern

As of March 31, 2020, the Company had a cash balance of approximately $138,000, which excludes interest income of approximately $2,822,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Through March 31, 2020, the Company has withdrawn approximately $966,000 of interest income from the Trust Account to pay its income and franchise taxes, of which approximately $202,000 was withdrawn during the three months ended March 31, 2020.

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

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through November 11, 2020, the scheduled liquidation date of the Company. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 2, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market accounts. As of March 31, 2020 and December 31, 2019, cash equivalents amounted to $52,534 and $176,780, respectively.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $4,014,101 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $343,000 and $294,000, respectively, which had a full valuation allowance recorded against it of approximately $343,000 and $294,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of approximately $120,000 and $103,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 36% and 23%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $170,000 and $155,000 for the three months ended March 31, 2020 and 2019, respectively), by the weighted average number of redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares and the Private Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$622,821	$543,268
Income and Franchise Tax	$(170,451)	$(154,786)
Net Earnings	$452,370	$388,482
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	17,250,000	17,250,000
Earnings/Basic and Diluted Redeemable Common Stock	$0.03	0.02
Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$215,725	$356,058
Redeemable Net Earnings	$(452,370)	$(388,482)
Non-Redeemable Net Loss	$(236,645)	$(32,424)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted (1)	5,030,000	4,695,167
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.05)	$(0.01)

Note: As of March 31, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

(1)	The weighted average non-redeemable common stock for the three months ended March 31, 2020 and 2019 includes the effect of 717,500 Private Units, which were issued in conjunction with the Initial Public Offering on February 11, 2019.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Founders or an affiliate of the Founders, or certain of the Company’s officers and director may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. There are no Working Capital Loans outstanding as of March 31, 2020 and December 31, 2019.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination by an additional three months (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,725,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. If the Company does not complete a Business Combination, the Company will not repay such loans unless there are funds available outside the Trust Account to do so. The loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, may be converted, in whole or in part, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There are no related party extension loans outstanding as of March 31, 2020 and December 31, 2019.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the February 7, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the three months ended March 31, 2020 and 2019, the Company incurred and paid $30,000 and $20,000 in fees for these services, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Business Combination Marketing Agreement

The Company engaged the underwriters as advisors in connection with its Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a Business Combination in an amount equal to $6,037,500. No amounts have been recorded as of March 31, 2020 and December 31, 2019 in conjunction with this agreement.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 5,263,695 and 5,285,054 shares of common stock issued and outstanding, excluding 17,016,305 and 16,994,946 shares of common stock subject to possible redemption, respectively.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At March 31, 2020 and December 31, 2019, assets held in the Trust Account were comprised of $177,046,651 and $176,625,548, respectively, in money market funds which are invested in U.S. Treasury Securities. Through March 31, 2020, the Company has withdrawn $965,987 of interest earned on the Trust Account to pay its franchise and income tax obligations, of which $201,718 was withdrawn during the three months ended March 31, 2020.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$177,046,651	$176,625,548

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, including the impact of the recent coronavirus (COVID-19) outbreak on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and the sale of private units (“Private Units”) that occurred simultaneously with the completion of our Initial Public Offering (the “Private Placement”), our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt or a combination of cash, common or preferred equity and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed Business Combination with AerSale Corp., a Delaware corporation (“AerSale”, and such Business Combination, the “AerSale Business Combination”) described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (“Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. We are also incurring expenses in connection with the AerSale Business Combination.

For the three months ended March 31, 2020, we had net income of $215,725, which consists of interest income on marketable securities held in the Trust Account of $622,821, offset by operating costs of $286,645 and a provision for income taxes of $120,451.

For the three months ended March 31, 2019, we had a net income of $356,058, which consists of interest income on marketable securities held in the Trust Account of $543,268, offset by operating costs of $83,942 and a provision for income taxes of $103,268.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of common stock (the “Founder Shares”) by our Sponsor and Cowen Investments II LLC (“Cowen Investments” and, together with the Sponsor, the “Founders”) and loans from our Sponsor.

On February 11, 2019, we consummated our Initial Public Offering of 17,250,000 units (“Units”) at a price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of an aggregate of 717,500 Private Units to our Founders at a price of $10.00 per Private Unit, generating gross proceeds of $7,175,000.

Following our Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the Private Units, a total of $174,225,000 was placed in the Trust Account. We incurred $4,014,101 in transaction costs, including $3,450,000 of underwriting fees and $564,101 of other costs.

As of March 31, 2020, we had cash and marketable securities held in the Trust Account of $177,046,651. Interest income on the balance in the Trust Account will be used by us to pay franchise and income taxes. Through March 31, 2020, we have withdrawn $965,987 of interest earned on the Trust Account to pay our franchise and income tax obligations, of which $201,718 was withdrawn during the three months ended March 31, 2020.

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

As of March 31, 2020, we had cash of $138,464. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business or businesses to acquire and structure, negotiate and consummate a Business Combination.

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

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

If we are unable to complete a Business Combination by November 11, 2020 (or February 11, 2021, if we extend our time to complete a Business Combination as described in the final prospectus for our Initial Public Offering filed with the SEC on February 7, 2019), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

AerSale Business Combination

On December 8, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Monocle Holdings Inc., a Delaware corporation and our wholly-owned direct subsidiary (“NewCo”), Monocle Merger Sub 1 Inc., a Delaware corporation and wholly-owned direct subsidiary of NewCo (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of NewCo (“Merger Sub 2”), AerSale, and solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement), Leonard Green & Partners, L.P., a Delaware limited partnership. In connection with the AerSale Business Combination, NewCo filed a registration statement on Form S-4 (File No. 333-235766) (the “S-4 Registration Statement”) with the SEC on December 31, 2019, which includes a preliminary proxy statement with respect to our special meeting of stockholders to approve the Merger Agreement, among other matters, that constitutes a preliminary prospectus of NewCo. Amendment No. 1 to the S-4 Registration Statement was filed with the SEC on February 14, 2020.

Merger Agreement

Pursuant to the Merger Agreement, (a) Merger Sub 1 will be merged with and into our Company, with our Company surviving the merger as a wholly-owned direct subsidiary of NewCo (the “First Merger”), and (b) Merger Sub 2 will be merged with and into AerSale, with AerSale surviving the merger as a wholly-owned indirect subsidiary of NewCo (the “Second Merger”). In connection with the AerSale Business Combination, our Company and AerSale will become direct or indirect wholly-owned subsidiaries of NewCo, the new public company after the closing of the AerSale Business Combination (the “Closing”).

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

Under the Merger Agreement and pursuant to the Second Merger, NewCo will acquire AerSale for aggregate consideration equal to $400 million, consisting of (i) $250 million payable in cash (the “Aggregate Cash Consideration”) (subject to adjustment as described below) and (ii) 15,000,000 shares of NewCo Common Stock, valued at $10 per share (i.e., $150 million in the aggregate). Holders of AerSale common stock, par value $0.01 per share, and AerSale in the money stock appreciation rights will also receive as consideration a contingent right to receive up to 2,500,000 additional shares of NewCo Common Stock in the aggregate, half of which will be issued at such time as the NewCo Common Stock price is greater than $12.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days on or prior to the fifth anniversary of the date of the Closing (the “Closing Date”) and the other half of which will be issued at such time as the NewCo Common Stock price is greater than $14.00 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days on or prior to the fifth anniversary of the Closing Date (collectively, the “Earnout Shares”). The Earnout Shares will also be issued upon the occurrence of a Liquidity Event (as defined in the Merger Agreement), solely to the extent the Liquidity Event Consideration (as defined in the Merger Agreement) is greater than $12.50, in which case half of the Earnout Shares will be issued, or $14.00, in which case the other half of the Earnout Shares will also be issued. Earnout Shares that have not been issued on or prior to the fifth anniversary of the Closing Date will be cancelled.

The Closing is subject to certain conditions, including but not limited to an approval of our stockholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances.

Debt Commitment Letter

In order to finance a portion of the Aggregate Cash Consideration payable in the AerSale Business Combination and the costs and expenses incurred in connection therewith, we entered into a debt commitment letter with NewCo, Wells Fargo Bank, N.A. and PNC Bank, N.A., dated December 8, 2019, in connection with a $150 million senior secured asset-based revolving credit facility (the “ABL Facility”).

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

Support and Release Agreement

Concurrently with the execution of the Merger Agreement, we entered into a company support and mutual release agreement (the “Support and Release Agreement”) with NewCo and the AerSale stockholders, pursuant to which (i) the AerSale stockholders have agreed not to transfer any shares of AerSale capital stock prior to the Closing, (ii) the AerSale stockholders have made certain representations as to their ownership of AerSale capital stock, (iii) the AerSale stockholders have agreed to customary releases in favor of our Company, NewCo and our respective affiliates related to activity on or prior to the Closing, and (iv) NewCo and our Company, on behalf of ourselves and the other Company parties and our respective affiliates, have agreed to customary releases in favor of the AerSale stockholders and their respective affiliates related to activity on or prior to the Closing.

FILO Commitment Letter

On January 26, 2020, we entered into a commitment letter (the “FILO Commitment Letter”) with NewCo and Veritas Capital Credit Funding, L.P. (“Veritas”), pursuant to which, and subject to the terms and conditions set forth therein, Veritas has committed to provide us with a senior secured asset-based “first-in/last-out” term loan with an aggregate commitment of up to $75 million (the “FILO Facility”). We intend to use the net proceeds of the FILO Facility to finance a portion of the cash consideration payable in the AerSale Business Combination. The funding of the FILO Facility under the FILO Commitment Letter is contingent upon the satisfaction of customary conditions. The FILO Facility will mature on (a) the fourth anniversary of the Closing Date, or (b) if the scheduled maturity date of the ABL Facility is extended to after the fourth anniversary of the Closing Date, the earlier of (i) the scheduled maturity date of the ABL Facility and (ii) the fifth anniversary of the Closing Date.

Recent Developments

Effects of Coronavirus (COVID-19) Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.”

The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential Business Combination with us whether or not COVID-19 affects their business operations. Additionally, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

Various governmental bodies and private enterprises have implemented preventative or protective measures to contain the COVID-19 outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, and these actions may continue to expand in scope, type and impact. These measures, in addition to the disruption of economies and financial markets worldwide caused by COVID-19, could result in direct and indirect adverse effects on the commercial aviation industry. AerSale, as a provider of products and services to the commercial aviation industry, may be affected by overall economic conditions of that industry. The extent to which COVID-19 may impact AerSale's operations and our ability to consummate the AerSale Business Combination is uncertain.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 2, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 2, 2020, other than as noted below, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

Various governmental bodies and private enterprises have implemented preventative or protective measures to contain the COVID-19 outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, and these actions may continue to expand in scope, type and impact. These measures, in addition to the disruption of economies and financial markets worldwide caused by COVID-19, could result in direct and indirect adverse effects on the commercial aviation industry. AerSale, as a provider of products and services to the commercial aviation industry, may be affected by overall economic conditions of that industry. The extent to which COVID-19 may impact AerSale's operations and our ability to consummate the AerSale Business Combination is uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2019, we consummated our Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, with each Unit consisting of one share of common stock, par value $0.0001 per share, and one warrant, each warrant exercisable to purchase one share of common stock at an exercise price of $11.50. Each warrant will become exercisable =30 days after the completion of an initial Business Combination and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $172,500,000. Cowen and Company, LLC and Chardan Capital Markets, LLC acted as the joint book-running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-228470). The SEC declared the registration statement effective on February 6, 2019 (the “Effective Date”).

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

MONOCLE ACQUISITION CORPORATION

Date: May 7, 2020		/s/ Eric J. Zahler
	Name:	Eric J. Zahler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020		/s/ Richard J. Townsend
	Name:	Richard J. Townsend
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

