Form 10-Q
period 2020-06-30
Monocle Acquisition Corp
filed 2020-08-14
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, 22,280,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

MONOCLE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$149,321	$319,399
Prepaid income taxes	93,112	134,955
Prepaid expenses	67,625	73,958
Total Current Assets	310,058	528,312

Cash and marketable securities held in Trust Account	177,073,484	176,625,548
Total Assets	$177,383,542	$177,153,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$570,793	$504,902
Promissory note - related party	150,000	—
Total Liabilities	720,793	504,902

Commitments and Contingencies

Common stock subject to possible redemption, 16,996,311 and 16,994,946 shares at $10.10 per share at June 30, 2020 and December 31, 2019, respectively	171,662,741	171,648,955

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 5,283,689 and 5,285,054 shares issued and outstanding (excluding 16,996,311 and 16,994,946 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	528	529
Additional paid-in capital	4,022,630	4,036,415
Retained earnings	976,850	963,059
Total Stockholders’ Equity	5,000,008	5,000,003
Total Liabilities and Stockholders’ Equity	$177,383,542	$177,153,860

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating costs	$358,642	$162,884	$645,287	$246,826
Loss from operations	(358,642)	(162,884)	(645,287)	(246,826)

Other income
Interest income	185,100	1,053,042	807,921	1,596,310

(Loss) income before provision for income taxes	(173,542)	890,158	162,634	1,349,484
Provision for income taxes	(28,392)	(210,638)	(148,843)	(313,906)

Net (loss) income	$(201,934)	$679,520	$13,791	$1,035,578

Weighted average shares outstanding of redeemable common stock, basic and diluted	17,250,000	17,250,000	17,250,000	17,250,000

Basic and diluted net income per common share, redeemable common stock	$0.01	$0.05	0.03	0.07

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,030,000	5,030,000	5,030,000	4,863,508

Basic and diluted net loss per common share, non-redeemable common stock	$(0.06)	$(0.02)	$(0.11)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	5,285,054	$529	$4,036,415	$963,059	$5,000,003

Change in value of common stock subject to possible redemption	(21,359)	(3)	(215,723)	—	(215,726)

Net income	—	—	—	215,725	215,725

Balance – March 31, 2020	5,263,695	526	3,820,692	1,178,784	5,000,002

Change in value of common stock subject to possible redemption	19,994	2	201,938	—	201,940

Net loss	—	—	—	(201,934)	(201,934)

Balance – June 30, 2020	5,283,689	$528	$4,022,630	$976,850	$5,000,008

THREE AND SIX MONTHS ENDED JUNE 30, 2019

			Additional	Retained Earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	4,312,500	$431	$24,569	$(451)	$24,549

Sale of 17,250,000 Units, net of underwriting discounts and offering costs	17,250,000	1,725	168,484,174	—	168,485,899

Sale of 717,500 Private Units	717,500	72	7,174,928	—	7,175,000

Common stock subject to possible redemption	(16,934,802)	(1,693)	(171,039,807)	—	(171,041,500)

Net income	—	—	—	356,058	356,058

Balance – March 31, 2019	5,345,198	535	4,643,864	355,607	5,000,006

Common stock subject to possible redemption	(67,279)	(7)	(679,511)	—	(679,518)

Net income	—	—	—	679,520	679,520

Balance – June 30, 2019	5,277,919	$528	$3,964,353	$1,035,127	$5,000,008

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$13,791	$1,035,578
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(807,921)	(1,596,310)
Changes in operating assets and liabilities:
Prepaid income taxes	41,843	(96,094)
Prepaid expenses	6,333	(158,494)
Accounts payable and Accrued expenses	65,891	114,955
Net cash and cash equivalents used in operating activities	(680,063)	(700,365)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(174,225,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	359,985	411,518
Net cash and cash equivalents provided by (used in) investing activities	359,985	(173,813,482)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Units	—	7,175,000
Proceeds from promissory note – related party	150,000	70,000
Repayment of promissory note – related party	—	(220,000)
Payment of offering costs	—	(430,194)
Net cash and cash equivalents provided by financing activities	150,000	175,644,806

Net Change in Cash and Cash Equivalents	(170,078)	1,130,959
Cash and cash equivalents – Beginning	319,399	41,093
Cash and cash equivalents – Ending	$149,321	$1,172,052

Supplemental cash flow information:
Cash paid for income taxes	$107,000	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption as of February 11, 2019, the date of the Initial Public Offering	$—	$170,685,445
Change in value of common stock subject to possible redemption	$13,786	$1,035,573

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of AerSale Corp. (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering.

The Company’s subsidiaries are comprised of Monocle Holdings Inc., a wholly owned subsidiary of the Company and a Delaware corporation (“NewCo”), Monocle Parent LLC, a wholly owned subsidiary of NewCo and a Delaware limited liability company ("Parent"), Monocle Merger Sub 1 Inc., a wholly owned subsidiary of NewCo and a Delaware corporation (“Merger Sub 1”) and Monocle Merger Sub 2 LLC., a wholly owned subsidiary of Parent and a Delaware limited liability company (“Merger Sub 2”).

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

Transaction costs amounted to $4,014,101, consisting of $3,450,000 of underwriting fees and $564,101 of other offering costs. In addition, As of June 30, 2020, cash of $149,321 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Initial Public Offering. Based on the value of the Trust Account at June 30, 2020, the redemption value, after payment of accrued income taxes and other expenses, is greater than $10.10 per share.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Liquidity and Going Concern

As of June 30, 2020, the Company had a cash balance of approximately $149,000, which excludes interest income of approximately $2,848,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations, and current liabilities of approximately $721,000. Through June 30, 2020, the Company has withdrawn approximately $1,124,000 of interest income from the Trust Account to pay its income and franchise taxes, of which approximately $360,000 was withdrawn during the six months ended June 30, 2020.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 2, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $4,014,101 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $408,000 and $294,000, respectively, which had a full valuation allowance recorded against it of approximately $408,000 and $294,000, respectively.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax expense of approximately $28,000 and $149,000, and for the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $211,000 and $314,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2020 was approximately (16.4)% and 91.5%, and for the three and six months ended June 30, 2019 was approximately 23.7% and 23.3%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 17,967,500 shares of common stock in the calculation of diluted income (loss) per non-redeemable share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $78,000 and $249,000 for the three and six months ended June 30, 2020, respectively, and $101,500 and $313,900 for the three and six months ended June 30, 2019, respectively), by the weighted average number of redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares and the Private Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$185,100	$1,053,042	$807,921	$1,596,310
Income and Franchise Tax	$(78,392)	$(260,638)	$(248,843)	$(415,424)
Net Earnings	$106,708	$792,404	$559,078	$1,180,886
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	17,250,000	17,250,000	17,250,000	17,250,000
Earnings/Basic and Diluted Redeemable Common Stock	$0.01	$0.05	$0.03	$0.07
Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) income	$(201,934)	$679,520	$13,791	$1,035,578
Redeemable Net Earnings	$(106,708)	$(792,404)	$(559,078)	$(1,180,886)
Non-Redeemable Net Loss	$(308,642)	$(112,884)	$(545,287)	$(145,308)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted (1)	5,030,000	5,030,000	5,030,000	4,863,508
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.06)	$(0.02)	$(0.11)	$(0.03)

Note: As of June 30, 2020 and 2019, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s common stockholders.

(1)	The weighted average non-redeemable common stock for the three and six months ended June 30, 2020 and 2019 includes the effect of 717,500 Private Units, which were issued in conjunction with the Initial Public Offering on February 11, 2019.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Promissory Note – Related Party

The Company issued an unsecured promissory note (the “IPO Promissory Note”) to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $200,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2019 or the completion of the Initial Public Offering. The IPO Promissory Note was repaid upon the consummation of the Initial Public Offering on February 11, 2019.

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

On June 24, 2020, the Company entered into convertible unsecured promissory notes with the Founders pursuant to which the Founders agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Promissory Notes”). The Promissory Notes are non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Notes, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Notes may be converted into units of the post-combination entity at a price of $10.00 per unit at the option of the Founders. The units would be identical to the Private Units. As of June 30, 2020, the outstanding balance under the Promissory Notes amounted to an aggregate of $150,000. As of December 31, 2019, no amounts were outstanding under the Convertible Promissory Notes.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination by an additional three months (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,725,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. If the Company does not complete a Business Combination, the Company will not repay such loans unless there are funds available outside the Trust Account to do so. The loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, may be converted, in whole or in part, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There are no related party extension loans outstanding as of June 30, 2020 and December 31, 2019.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on February 7, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the three months ended June 30, 2020 and 2019, the Company incurred and paid $30,000 in fees for these services. For the six months ended June 30, 2020 and 2019, the Company incurred and paid $60,000 and $50,000 in fees for these services, respectively.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on February 6, 2019, the holders of the Founder Shares, Private Units (including underlying securities) and securities that may be issued upon conversion of Working Capital Loans (including underlying securities) are entitled to registration rights requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. Notwithstanding the foregoing, Cowen may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

The Company engaged the underwriters as advisors in connection with its Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a Business Combination in an amount equal to $6,037,500. No amounts have been recorded as of June 30, 2020 and December 31, 2019 in conjunction with this agreement.

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

Merger Agreement

On December 8, 2019, the Company, NewCo, Merger Sub 1 and Merger Sub 2 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AerSale Corp., a Delaware corporation (“AerSale”), and solely in its capacity as the initial Holder Representative, Leonard Green & Partners, L.P., a Delaware limited partnership (“Leonard Green”). On August 13, 2020, the parties entered into Amendment No. 1 to the Agreement and Plan of Merger (“Amendment No. 1”). The Merger Agreement and Amendment No. 1 are described below. Notwithstanding that description, the Company, AerSale and Leonard Green have engaged in discussions regarding revising the terms of the Merger Agreement and related transaction documents. The Company can give no assurance that an agreement with respect to a revised transaction will be reached.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Under the Merger Agreement and pursuant to the Second Merger, the holders of issued and outstanding shares of capital stock of AerSale and AerSale in-the-money stock appreciation rights (“SARs”) will receive aggregate consideration equal to $400 million, consisting of (i) $250 million payable in cash and (ii) 15,000,000 shares of NewCo Common Stock, valued at $10 per share (i.e., $150 million in the aggregate). Under certain circumstances, the cash consideration payable at Closing may be reduced to not less than $200 million in exchange for the issuance of up to $50 million of 5.00% Series A Convertible Preferred Stock of NewCo, par value $0.0001 per share to the AerSale stockholders and holders of SARs.

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

Under Amendment No. 1, the Termination Date (as defined in the Merger Agreement) was extended to September 30, 2020.

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

In connection with the proposed AerSale Business Combination, the Company entered into (i) a debt commitment letter (the “Debt Commitment Letter”) with NewCo, Wells Fargo Bank, N.A. and PNC Bank, N.A., dated December 8, 2019, and (ii) a commitment letter (the “FILO Commitment Letter”) with NewCo and Veritas Capital Credit Funding, L.P., dated January 26, 2020. On May 31, 2020, each of the Debt Commitment Letter and the FILO Commitment Letter terminated in accordance with its terms. The Company may seek other financing arrangements in connection with the proposed AerSale Business Combination, if such financing is determined to be necessary or advisable.

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 5,283,689 and 5,285,054 shares of common stock issued and outstanding, excluding 16,996,311 and 16,994,946 shares of common stock subject to possible redemption, respectively.

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

JUNE 30, 2020

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At June 30, 2020 and December 31, 2019, assets held in the Trust Account were comprised of $177,073,484 and $176,625,548, respectively, in money market funds which are invested in U.S. Treasury Securities. Through June 30, 2020, the Company has withdrawn $1,124,254 of interest earned on the Trust Account to pay its franchise and income tax obligations, of which $359,985 was withdrawn during the six months ended June 30, 2020.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$177,073,484	$176,625,548

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company's financial position, the business strategy, plans and objectives of management for future operations, and the impact of the recent coronavirus (COVID-19) pandemic on the Company's search for a Business Combination (as defined below), including the Company's ability to consummate and /or to reach an agreement with respect to revised transaction terms for the AerSale Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management's current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly Report and the Risk Factors section of the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2020. The Company's securities filings can be accessed on the EDGAR section of the SEC's website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise

Overview

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed Business Combination with AerSale Corp., a Delaware corporation (“AerSale”, and such Business Combination, the “AerSale Business Combination”) described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (“Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. We are also incurring expenses in connection with the AerSale Business Combination.

For the three months ended June 30, 2020, we had a net loss of $201,934, which consists of interest income on marketable securities held in the Trust Account of $185,100, offset by operating costs of $358,642 and a provision for income taxes of $28,392.

For the six months ended June 30, 2020, we had net income of $13,791, which consists of interest income on marketable securities held in the Trust Account of $807,921, offset by operating costs of $645,287 and a provision for income taxes of $148,843.

For the three months ended June 30, 2019, we had a net income of $679,520, which consists of interest income on marketable securities held in the Trust Account of $1,053,042, offset by operating costs of $162,884 and a provision for income taxes of $210,638.

For the six months ended June 30, 2019, we had a net income of $1,034,578, which consists of interest income on marketable securities held in the Trust Account of $1,596,310, offset by operating costs of $246,826 and a provision for income taxes of $313,906.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of common stock (the “Founder Shares”) by our Sponsor and Cowen Investments II LLC (“Cowen Investments” and, together with the Sponsor, our “Founders”) and loans from our Sponsor.

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

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $177,073,484. Interest income on the balance in the Trust Account will be used by us to pay franchise and income taxes. Through June 30, 2020, we have withdrawn $1,124,254 of interest earned on the Trust Account to pay our franchise and income tax obligations, of which $359,985 was withdrawn during the six months ended June 30, 2020.

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

As of June 30, 2020, we had cash of $149,321. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business or businesses to acquire and structure, negotiate and consummate a Business Combination.

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

On June 24, 2020, we entered into convertible promissory notes with our Founders pursuant to which our Founders agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Promissory Notes”). The Promissory Notes are non-interest bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Notes, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Notes may be converted into units of the post-combination entity at a price of $10.00 per unit at the option of our Founders. The units would be identical to the Private Units. As of June 30, 2020, the outstanding balance under the Promissory Notes amounted to an aggregate of $150,000.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

AerSale Business Combination

On December 8, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Monocle Holdings Inc., a Delaware corporation and our wholly-owned direct subsidiary (“NewCo”), Monocle Merger Sub 1 Inc., a Delaware corporation and wholly-owned direct subsidiary of NewCo (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of NewCo (“Merger Sub 2”), AerSale, and solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement), Leonard Green & Partners, L.P., a Delaware limited partnership (“Leonard Green”). On August 13, 2020, the parties entered into Amendment No. 1 to the Agreement and Plan of Merger ("Amendment No. 1"). In connection with the AerSale Business Combination, NewCo filed a registration statement on Form S-4 (File No. 333-235766) (the “S-4 Registration Statement”) with the SEC on December 31, 2019, which includes a preliminary proxy statement with respect to our special meeting of stockholders to approve the Merger Agreement, among other matters, that constitutes a preliminary prospectus of NewCo. Amendment No. 1 to the S-4 Registration Statement was filed with the SEC on February 14, 2020. The Merger Agreement and Amendment No. 1 are described below. Notwithstanding that description, the Company, AerSale and Leonard Green have engaged in discussions regarding revising the terms of the Merger Agreement and related transaction documents. The Company can give no assurance that an agreement with respect to a revised transaction will be reached.

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

Under the Merger Agreement and pursuant to the Second Merger, NewCo will acquire AerSale for aggregate consideration equal to $400 million, consisting of (i) $250 million payable in cash (subject to adjustment as described below) and (ii) 15,000,000 shares of NewCo Common Stock, valued at $10 per share (i.e., $150 million in the aggregate). Holders of AerSale common stock, par value $0.01 per share, and AerSale in the money stock appreciation rights will also receive as consideration a contingent right to receive up to 2,500,000 additional shares of NewCo Common Stock in the aggregate, half of which will be issued at such time as the NewCo Common Stock price is greater than $12.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days on or prior to the fifth anniversary of the date of the Closing (the “Closing Date”) and the other half of which will be issued at such time as the NewCo Common Stock price is greater than $14.00 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days on or prior to the fifth anniversary of the Closing Date (collectively, the “Earnout Shares”). The Earnout Shares will also be issued upon the occurrence of a Liquidity Event (as defined in the Merger Agreement), solely to the extent the Liquidity Event Consideration (as defined in the Merger Agreement) is greater than $12.50, in which case half of the Earnout Shares will be issued, or $14.00, in which case the other half of the Earnout Shares will also be issued. Earnout Shares that have not been issued on or prior to the fifth anniversary of the Closing Date will be cancelled.

Under Amendment No. 1, the Termination Date (as defined in the Merger Agreement) was extended to September 30, 2020.

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

Commitment Letters

In connection with the proposed AerSale Business Combination, we entered into (i) a debt commitment letter (the “Debt Commitment Letter”) with NewCo, Wells Fargo Bank, N.A. and PNC Bank, N.A., dated December 8, 2019, and (ii) a commitment letter (the “FILO Commitment Letter”) with NewCo and Veritas Capital Credit Funding, L.P., dated January 26, 2020. On May 31, 2020, each of the Debt Commitment Letter and the FILO Commitment Letter terminated in accordance with its terms. We may seek other financing arrangements in connection with the proposed AerSale Business Combination, if such financing is determined to be necessary or advisable

Recent Developments

Effects of Coronavirus (COVID-19) Pandemic

The coronavirus (COVID-19) pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The extent to which the COVID-19 pandemic may impact our ability to consummate a Business Combination, including the AerSale Business Combination, will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Various governmental bodies and private enterprises have implemented preventative or protective measures to contain the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, and these actions may continue to expand in scope, type and impact. These measures, in addition to the disruption of economies and financial markets worldwide caused by the COVID-19 pandemic, could result in direct and indirect adverse effects on the commercial aviation industry. AerSale, as a provider of products and services to the commercial aviation industry, may be affected by overall economic conditions of that industry. The extent to which the COVID-19 pandemic may impact AerSale's operations and our ability to consummate the AerSale Business Combination is uncertain.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The funds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable (less, in the case we are unable to complete our initial Business Combination, up to $100,000 of interest to pay dissolution expenses). Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic”. The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected. In addition, our ability to consummate a Business Combination may be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

Various governmental bodies and private enterprises have implemented preventative or protective measures to contain the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, and these actions may continue to expand in scope, type and impact. These measures, in addition to the disruption of economies and financial markets worldwide caused by COVID-19, could result in direct and indirect adverse effects on the commercial aviation industry. AerSale, as a provider of products and services to the commercial aviation industry, may be affected by overall economic conditions of that industry. The extent to which COVID-19 may impact AerSale's operations and our ability to consummate the AerSale Business Combination is uncertain.

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

Simultaneously with the consummation of the Initial Public Offering and the full over-allotment option, we consummated the Private Placement of an aggregate of 717,500 Private Units to our Sponsor and Cowen Investments at a price of $10.00 per Private Unit, generating total proceeds of $7,175,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor and Cowen Investments, as purchasers, are accredited investors for purposes of Rule 501 of Regulation D.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 13, 2020, the parties entered into Amendment No. 1 to the Agreement and Plan of Merger, (“Amendment No. 1”), by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative. Under Amendment No. 1, the Termination Date (as defined in the Merger Agreement) was extended to September 30, 2020.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2019 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 19, 2018 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOCLE ACQUISITION CORPORATION

Date: August 13, 2020		/s/ Eric J. Zahler
	Name:	Eric J. Zahler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020		/s/ Richard J. Townsend
	Name:	Richard J. Townsend
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

24