Form 10-Q
period 2020-09-30
Monocle Acquisition Corp
filed 2020-11-03
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, 22,280,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

 MONOCLE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,288	$319,399
Prepaid income taxes	100,248	134,955
Prepaid expenses	36,625	73,958
Total Current Assets	233,161	528,312

Marketable securities held in Trust Account	177,053,371	176,625,548
Total Assets	$177,286,532	$177,153,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$677,106	$504,902
Promissory note - related party	150,000	—
Total Liabilities	827,106	504,902

Commitments and Contingencies

Common stock subject to possible redemption, 16,976,180 and 16,994,946 shares at $10.10 per share at September 30, 2020 and December 31, 2019, respectively	171,459,418	171,648,955

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 5,303,820 and 5,285,054 shares issued and outstanding (excluding 16,976,180 and 16,994,946 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	530	529
Additional paid-in capital	4,225,951	4,036,415
Retained earnings	773,527	963,059
Total Stockholders’ Equity	5,000,008	5,000,003
Total Liabilities and Stockholders’ Equity	$177,286,532	$177,153,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

 MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating costs	$226,480	$666,612	$871,767	$913,438
Loss from operations	(226,480)	(666,612)	(871,767)	(913,438)

Other income
Interest income	16,021	973,838	823,942	2,570,148

(Loss) income before provision for income taxes	(210,459)	307,226	(47,825)	1,656,710
Benefit (provision) for income taxes	7,136	(194,939)	(141,707)	(508,845)

Net (loss) income	$(203,323)	$112,287	$(189,532)	$1,147,865

Weighted average shares outstanding of redeemable common stock, basic and diluted	17,250,000	17,250,000	17,250,000	17,250,000

Basic and diluted net income per common share, redeemable common stock	$0.00	$0.04	0.03	0.11

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,030,000	5,030,000	5,030,000	4,919,615

Basic and diluted net loss per common share, non-redeemable common stock	$(0.04)	$(0.12)	$(0.14)	$(0.15)

 The accompanying notes are an integral part of the condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	5,285,054	$529	$4,036,415	$963,059	$5,000,003

Change in value of common stock subject to possible redemption	(21,359)	(3)	(215,723)	—	(215,726)

Net income	—	—	—	215,725	215,725
Balance – March 31, 2020	5,263,695	526	3,820,692	1,178,784	5,000,002

Change in value of common stock subject to possible redemption	19,994	2	201,938	—	201,940

Net loss	—	—	—	(201,934)	(201,934)
Balance – June 30, 2020	5,283,689	$528	$4,022,630	$976,850	$5,000,008

Change in value of common stock subject to possible redemption	20,131	2	203,321	—	203,323

Net loss	—	—	—	(203,323)	(203,323)
Balance – September 30, 2020	5,303,820	$530	$4,225,951	$773,527	$5,000,008

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

			Additional	Retained earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	capital	deficit)	Equity
Balance – January 1, 2019	4,312,500	$431	$24,569	$(451)	$24,549

Sale of 17,250,000 Units, net of underwriting discounts and offering costs	17,250,000	1,725	168,484,174	—	168,485,899

Sale of 717,500 Private Units	717,500	72	7,174,928	—	7,175,000

Common stock subject to possible redemption	(16,934,802)	(1,693)	(171,039,807)	—	(171,041,500)

Net income	—	—	—	356,058	356,058
Balance – March 31, 2019	5,345,198	535	4,643,864	355,607	5,000,006

Change in value of common stock subject to possible redemption	(67,279)	(7)	(679,511)	—	(679,518)

Net income	—	—	—	679,520	679,520
Balance – June 30, 2019	5,277,919	528	3,964,353	1,035,127	5,000,008

Change in value of common stock subject to possible redemption	(11,118)	(1)	(112,291)	—	(112,292)

Net income	—	—	—	112,287	112,287
Balance – September 30, 2019	5,266,801	$527	$3,852,062	$1,147,414	$5,000,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(189,532)	$1,147,865
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(823,942)	(2,570,148)
Changes in operating assets and liabilities:
Prepaid income taxes	34,707	(73,905)
Prepaid expenses	37,333	(117,872)
Accounts payable and Accrued expenses	172,204	355,980
Net cash and cash equivalents used in operating activities	(769,230)	(1,258,080)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(174,225,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	396,119	584,269
Net cash and cash equivalents provided by (used in) investing activities	396,119	(173,640,731)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Units	—	7,175,000
Proceeds from promissory note – related party	150,000	70,000
Repayment of promissory note – related party	—	(220,000)
Payment of offering costs	—	(430,194)
Net cash and cash equivalents provided by financing activities	150,000	175,644,806

Net Change in Cash and Cash Equivalents	(223,111)	745,995
Cash and cash equivalents – Beginning	319,399	41,093
Cash and cash equivalents – Ending	$96,288	$787,088

Supplemental cash flow information:
Cash paid for income taxes	$107,000	$582,750

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption as of February 11, 2019, the date of the Initial Public Offering	$—	$170,685,445
Change in value of common stock subject to possible redemption	$(189,537)	$1,147,865

The accompanying notes are an integral part of the condensed consolidated financial statements.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of AerSale Corp. (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering.

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

Transaction costs amounted to $4,014,101, consisting of $3,450,000 of underwriting fees and $564,101 of other offering costs. In addition, as of September 30, 2020, cash of $96,288 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

The Company will have until November 11, 2020 to complete a Business Combination (the “Combination Period”) unless stockholders approve of an extension to such date or the Sponsor Extension (as defined below) is effected. If the Company anticipates that it may not be able to consummate a Business Combination by November 11, 2020, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination to February 11, 2021 if the Sponsor, or its affiliates or designees, upon five days advance notice prior to November 11, 2020, deposit into the Trust Account $1,725,000 ($0.10 per Public Share), on or prior to the date of the deadline (the “Sponsor Extension”).

If the Company is unable to complete a Business Combination within the Combination Period, unless stockholders approve of an extension to such date or the Sponsor Extension is effected, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Initial Public Offering. Based on the value of the Trust Account at September 30, 2020, the redemption value, after payment of accrued income taxes and other expenses, is greater than $10.10 per share.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Liquidity and Going Concern

As of September 30, 2020, the Company had a cash balance of approximately $96,000, which excludes interest income of approximately $2,828,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations, and current liabilities of approximately $827,000. Through September 30, 2020, the Company has withdrawn approximately $1,160,000 of interest income from the Trust Account to pay its income and franchise taxes, of which approximately $396,000 was withdrawn during the nine months ended September 30, 2020.

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

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern beyond November 11, 2020, the scheduled liquidation date of the Company. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 2, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $4,014,101 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $445,000 and $294,000, respectively, which had a full valuation allowance recorded against it of approximately $445,000 and $294,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax (benefit) expense of approximately ($7,000) and $142,000, and for the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $195,000 and $509,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was approximately 3% and (296%), and for the three and nine months ended September 30, 2019 was approximately 64% and 31%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $16,000 and $291,700 for the three and nine months ended September 30, 2020, respectively, and $244,900 and $660,400 for the three and nine months ended September 30, 2019, respectively), by the weighted average number of redeemable common stock outstanding for the period or since original issuance. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares and the Private Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$16,021	$973,838	$823,942	$2,570,148
Income and Franchise Tax	$(16,021)	$(244,939)	$(291,707)	$(660,363)
Net Earnings	$—	$728,899	$532,235	$1,909,785
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	17,250,000	17,250,000	17,250,000	17,250,000
Earnings/Basic and Diluted Redeemable Common Stock	$0.00	$0.04	$0.03	$0.11
Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) income	$(203,323)	$112,287	$(189,532)	$1,147,865
Redeemable Net Earnings	$—	$(728,899)	$(532,235)	$(1,909,785)
Non-Redeemable Net Loss	$(203,323)	$(616,612)	$(721,767)	$(145,308)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted (1)	5,030,000	5,030,000	5,030,000	4,919,615
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.04)	$(0.12)	$(0.14)	$(0.15)

Note: As of September 30, 2020 and 2019, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s common stockholders.

(1)	The weighted average non-redeemable common stock for the three and nine months ended September 30, 2020 and 2019 includes the effect of 717,500 Private Units, which were issued in conjunction with the Initial Public Offering on February 11, 2019.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

MONOCLE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

On June 24, 2020, the Company entered into convertible unsecured promissory notes with the Founders pursuant to which the Founders agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Promissory Notes”). The Promissory Notes are non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Notes, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Notes may be converted into units of the post-combination entity at a price of $10.00 per unit at the option of the Founders. The units would be identical to the Private Units. As of September 30, 2020, the outstanding balance under the Promissory Notes amounted to an aggregate of $150,000. As of December 31, 2019, no amounts were outstanding under the Convertible Promissory Notes.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination by an additional three months (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,725,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. If the Company does not complete a Business Combination, the Company will not repay such loans unless there are funds available outside the Trust Account to do so. The loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, may be converted, in whole or in part, into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There are no related party extension loans outstanding as of September 30, 2020 and December 31, 2019.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on February 7, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For each of the three months ended September 30, 2020 and 2019, the Company incurred and paid $30,000 in fees for these services. For the nine months ended September 30, 2020 and 2019, the Company incurred $90,000 and $80,000 in fees for these services, respectively, of which $10,000 and $0 are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively.

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

MONOCLE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Business Combination Marketing Agreement

The Company engaged the underwriters as advisors in connection with its Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a Business Combination in an amount equal to $6,037,500. No amounts have been recorded as of September 30, 2020 and December 31, 2019 in conjunction with this agreement.

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

Amended and Restated Merger Agreement

On September 8, 2020, the Company, NewCo, Merger Sub 1 and Merger Sub 2 entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with AerSale Corp., a Delaware corporation (“AerSale”), and solely in its capacity as the initial Holder Representative, Leonard Green & Partners, L.P., a Delaware limited partnership. The Amended and Restated Merger Agreement is described below.

Pursuant to the Amended and Restated Merger Agreement, (a) Merger Sub 1 will be merged with and into the Company, with the Company surviving the merger as a wholly-owned direct subsidiary of NewCo (the “First Merger”), and (b) Merger Sub 2 will be merged with and into AerSale, with AerSale surviving the merger as a wholly owned indirect subsidiary of NewCo (the “Second Merger”). The First Merger, the Second Merger and the other transactions contemplated in the Amended and Restated Merger Agreement are referred to as the “AerSale Business Combination.” In connection with the AerSale Business Combination, the Company and AerSale will become direct or indirect wholly owned subsidiaries of NewCo, the new public company after the closing of the AerSale Business Combination (the “Closing”).

Under the Amended and Restated Merger Agreement and pursuant to the First Merger, (i) all of the issued and outstanding shares of common stock of the Company (“Monocle Common Stock”), will be exchanged on a one-for-one basis for shares of common stock of NewCo, par value $0.0001 per share (“NewCo Common Stock”), (ii) each outstanding and unexercised warrant to purchase Monocle Common Stock will be exchanged on a one-for-one basis for a warrant to purchase NewCo Common Stock, in the same form and on the same terms and conditions as such warrants to purchase Monocle Common Stock, and (iii) each issued and outstanding shares of common stock of Merger Sub 1 will be canceled and converted into and become, on a one-for-one basis, a share of Monocle Common Stock.

Pursuant to the Amended and Restated Merger Agreement, NewCo will acquire AerSale for aggregate consideration equal to $315 million (or up to approximately $317 million in the event certain holders are Electing Holders (as defined below)), consisting of a combination of cash and shares of NewCo Common Stock (the “Merger Consideration”). Additionally, (x) holders of AerSale common stock and holders of AerSale in-the-money stock appreciation rights will also receive as consideration a contingent right to receive up to 3,000,000 additional shares of NewCo Common Stock in the aggregate, subject to certain conditions and (y) certain holders of AerSale preferred stock and common stock that elect to receive all of their portion of the Merger Consideration in the form of NewCo Common Stock will also receive a contingent right to up to 646,875 additional shares of NewCo Common Stock. The Merger Consideration consists of the Aggregate Common Stock Consideration and the Aggregate Cash Consideration. The “Aggregate Common Stock Consideration” is defined as a number of shares of NewCo Common Stock equal to the quotient of (i) (A) $315,000,000 minus (B) the Aggregate Cash Consideration, divided by (ii) $10.00. The “Aggregate Cash Consideration” is defined as an amount in cash equal to the product of (i) (A) the cash available to be released from the Trust Account after redemptions of shares of Monocle Common Stock pursuant to the Company’s amended and restated certificate of incorporation minus (B) $50,000,000, plus (C) the amount of cash proceeds actually received by the Company pursuant to an equity financing (if any), multiplied by, (ii) 0.6.

MONOCLE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

The holders of AerSale’s preferred stock and common stock have the right to elect to receive all of their Merger Consideration in the form of NewCo Common Stock (each such electing holder, an “Electing Holder”), in which case the Aggregate Cash Consideration will be divided pro rata to all AerSale stockholders that do not deliver a written notice of their election to the Company within 45 days of entry into the Amended and Restated Merger Agreement, or, if all holders are Electing Holders, the Aggregate Cash Consideration will be paid to NewCo.

The AerSale Business Combination will be consummated subject to the deliverables and provisions as further described in the Amended and Restated Merger Agreement.

In connection with the proposed AerSale Business Combination, NewCo filed a prospectus (File No. 333-235766) with the SEC on October 16, 2020, which includes a definitive proxy statement of the Company.

The Company may seek certain financing arrangements in connection with the proposed AerSale Business Combination, if such financing is determined to be necessary or advisable.

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 5,303,820 and 5,285,054 shares of common stock issued and outstanding, excluding 16,976,180 and 16,994,946 shares of common stock subject to possible redemption, respectively.

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

MONOCLE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

NOTE 8 — FAIR VALUE MEASUREMENTS

At September 30, 2020 and December 31, 2019, assets held in the Trust Account were comprised of $177,053,371 and $176,625,548, respectively, in money market funds which are invested in U.S. Treasury Securities. Through September 30, 2020, the Company has withdrawn $1,160,388 of interest earned on the Trust Account to pay its franchise and income tax obligations, of which $396,119 was withdrawn during the nine months ended September 30, 2020.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$177,053,371	$176,625,548

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 14, 2020, the Company filed a definitive proxy statement with the SEC in connection with the solicitation of proxies for a special meeting of stockholders to be held to approve, among other matters, a proposal to extend the Combination Period to February 11, 2021.

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

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial Business Combination:

·	may significantly dilute the equity interest of investors in our Initial Public Offering who would not have pre-emption rights in respect of any such issue;
·	may subordinate the rights of holders of common stock if the rights, preferences, designations and limitations attaching to the preferred shares are senior to those afforded our shares of common stock and/or our other securities;
·	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
·	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
·	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

·	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to repay our debt obligations;
·	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
·	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
·	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

·	our inability to pay dividends on our shares of common stock;
·	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
·	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
·	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
·	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed Business Combination with AerSale Corp., a Delaware corporation (“AerSale”, and such Business Combination, the “AerSale Business Combination”) described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (“Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. We are also incurring expenses in connection with the AerSale Business Combination.

For the three months ended September 30, 2020, we had a net loss of $203,323, which consists of operating costs of $226,480, offset by interest income on marketable securities held in the Trust Account of $16,021 and a benefit from income taxes of $7,136.

For the nine months ended September 30, 2020, we had net loss of $189,532, which consists of operating costs of $871,767 and a provision for income taxes of $141,707, offset by interest income on marketable securities held in the Trust Account of $823,942.

For the three months ended September 30, 2019, we had a net income of $112,287, which consists of interest income on marketable securities held in the Trust Account of $973,838, offset by operating costs of $666,612 and a provision for income taxes of $194,939.

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

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $177,053,371. Interest income on the balance in the Trust Account will be used by us to pay franchise and income taxes. Through September 30, 2020, we have withdrawn $1,160,388 of interest earned on the Trust Account to pay our franchise and income tax obligations, of which $396,119 was withdrawn during the nine months ended September 30, 2020.

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

As of September 30, 2020, we had cash of $96,288. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business or businesses to acquire and structure, negotiate and consummate a Business Combination.

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

On June 24, 2020, we entered into convertible promissory notes with our Founders pursuant to which our Founders agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Promissory Notes”). The Promissory Notes are non-interest bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Notes, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Notes may be converted into units of the post-combination entity at a price of $10.00 per unit at the option of our Founders. The units would be identical to the Private Units. As of September 30, 2020, the outstanding balance under the Promissory Notes amounted to an aggregate of $150,000.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

We have until November 11, 2020 to complete a Business Combination unless stockholders approve of an extension to such date or the Sponsor Extension (as defined below) is effected. If we anticipate that we may not be able to consummate a Business Combination by November 11, 2020, we may, but are not obligated to, extend the period of time to consummate a Business Combination to February 11, 2021 if our Sponsor, or its affiliates or designees, upon five days advance notice prior to November 11, 2020, deposit into the Trust Account $1,725,000 ($0.10 per public share), on or prior to the date of the deadline (the “Sponsor Extension”).

If we are unable to complete a Business Combination by November 11, 2020, unless stockholders approve of an extension to such date or the Sponsor Extension is effected, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

AerSale Business Combination

On September 8, 2020, we entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with Monocle Holdings Inc., a Delaware corporation and our wholly-owned direct subsidiary (“NewCo”), Monocle Merger Sub 1 Inc., a Delaware corporation and wholly-owned direct subsidiary of NewCo (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of NewCo (“Merger Sub 2”), AerSale, and solely in its capacity as the initial Holder Representative, Leonard Green & Partners, L.P., a Delaware limited partnership.  In connection with the proposed AerSale Business Combination, NewCo filed a prospectus (File No. 333-235766) with the SEC on October 16, 2020, which includes a definitive proxy statement of the Company. The Amended and Restated Merger Agreement is described below.

Amended and Restated Merger Agreement

Pursuant to the Amended and Restated Merger Agreement, (a) Merger Sub 1 will be merged with and into the Company, with the Company surviving the merger as a wholly-owned direct subsidiary of NewCo (the “First Merger”), and (b) Merger Sub 2 will be merged with and into AerSale, with AerSale surviving the merger as a wholly owned indirect subsidiary of NewCo (the “Second Merger”). In connection with the AerSale Business Combination, the Company and AerSale will become direct or indirect wholly owned subsidiaries of NewCo, the new public company after the closing of the AerSale Business Combination (the “Closing”).

Under the Amended and Restated Merger Agreement and pursuant to the First Merger, (i) all of the issued and outstanding shares of common stock of the Company (“Monocle Common Stock”), will be exchanged on a one-for-one basis for shares of common stock of NewCo, par value $0.0001 per share (“NewCo Common Stock”), (ii) each outstanding and unexercised warrant to purchase Monocle Common Stock will be exchanged on a one-for-one basis for a warrant to purchase NewCo Common Stock, in the same form and on the same terms and conditions as such warrants to purchase Monocle Common Stock, and (iii) each issued and outstanding shares of common stock of Merger Sub 1 will be canceled and converted into and become, on a one-for-one basis, a share of Monocle Common Stock.

Pursuant to the Amended and Restated Merger Agreement, NewCo will acquire AerSale for aggregate consideration equal to $315 million (or up to approximately $317 million in the event certain holders are Electing Holders (as defined below)), consisting of a combination of cash and shares of NewCo Common Stock (the “Merger Consideration”). Additionally, (x) holders of AerSale common stock and holders of AerSale in-the-money stock appreciation rights will also receive as consideration a contingent right to receive up to 3,000,000 additional shares of NewCo Common Stock in the aggregate, subject to certain conditions and (y) certain holders of AerSale preferred stock and common stock that elect to receive all of their portion of the Merger Consideration in the form of NewCo Common Stock will also receive a contingent right to up to 646,875 additional shares of NewCo Common Stock. The Merger Consideration consists of the Aggregate Common Stock Consideration and the Aggregate Cash Consideration. The “Aggregate Common Stock Consideration” is defined as a number of shares of NewCo Common Stock equal to the quotient of (i) (A) $315,000,000 minus (B) the Aggregate Cash Consideration, divided by (ii) $10.00. The “Aggregate Cash Consideration” is defined as an amount in cash equal to the product of (i) (A) the cash available to be released from the Trust Account after redemptions of shares of Monocle Common Stock pursuant to the Company’s amended and restated certificate of incorporation minus (B) $50,000,000, plus (C) the amount of cash proceeds actually received by the Company pursuant to an equity financing (if any), multiplied by, (ii) 0.6.

The holders of AerSale’s preferred stock and common stock have the right to elect to receive all of their Merger Consideration in the form of NewCo Common Stock (each such electing holder, an “Electing Holder”), in which case the Aggregate Cash Consideration will be divided pro rata to all AerSale stockholders that do not deliver a written notice of their election to the Company within 45 days of entry into the Amended and Restated Merger Agreement, or, if all holders are Electing Holders, the Aggregate Cash Consideration will be paid to NewCo.

The Closing is subject to certain conditions, including but not limited to an approval of our stockholders of the Amended and Restated Merger Agreement. The Amended and Restated Merger Agreement may also be terminated by either party under certain circumstances.

Amended and Restated Founder Shares Agreement

Concurrently with the execution of the Amended and Restated Merger Agreement, our Founders entered into a founder shares agreement (the “Amended and Restated Founder Shares Agreement”), pursuant to which they have agreed to forfeit an aggregate of 1,725,000 shares of Monocle Common Stock, with 2,587,500 Founder Shares remaining (the “Remaining Founder Shares”). The Founders also agreed to defer the vesting of an aggregate of 1,940,625 shares of Monocle Common Stock held by the Founders (representing approximately 75% of the Remaining Founder Shares) (the “Unvested Founder Shares”), half of which will vest at such time as the NewCo Common Stock price is greater than $13.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days and the other half of which will vest at such time as the NewCo Common Stock price is greater than $15.00 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days. The Unvested Founder Shares will also vest upon the occurrence of a Liquidity Event (as defined in the Amended and Restated Merger Agreement) on or prior to the fifth anniversary of the date of the Founder Shares Agreement, solely to the extent the Liquidity Event Consideration (as defined in the Amended and Restated Merger Agreement) is greater than $13.50, in which case half of the Unvested Founder Shares which will vest, or $15.00, in which case the other half of the Unvested Founder Shares will also vest. Pursuant to the Amended and Restated Founder Shares Agreement, the holders of the Unvested Founder Shares retain the right to vote such Unvested Founder Shares prior to vesting. Unvested Founder Shares that have not vested on or prior to the fifth anniversary of the Closing will be forfeited.

Support and Release Agreement

Concurrently with the execution of the Amended and Restated Merger Agreement, we entered into a company support and mutual release agreement (the “Support and Release Agreement”) with NewCo and the AerSale stockholders, pursuant to which (i) the AerSale stockholders have agreed not to transfer any shares of AerSale capital stock prior to the Closing, (ii) the AerSale stockholders have made certain representations as to their ownership of AerSale capital stock, (iii) the AerSale stockholders have agreed to customary releases in favor of our Company, NewCo and our respective affiliates related to activity on or prior to the Closing, and (iv) NewCo and our Company, on behalf of ourselves and the other Company parties and our respective affiliates, have agreed to customary releases in favor of the AerSale stockholders and their respective affiliates related to activity on or prior to the Closing.

We may seek certain financing arrangements in connection with the proposed AerSale Business Combination, if such financing is determined to be necessary or advisable.

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

Extension

Subsequent to the period covered by this Quarterly Report, on October 14, 2020, we filed a definitive proxy statement with the SEC in connection with the solicitation of proxies for a special meeting of stockholders to be held to approve, among other matters, a proposal to extend the date by which we have to consummate a Business Combination from November 11, 2020 to February 11, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2019, we consummated our Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, with each Unit consisting of one share of common stock, par value $0.0001 per share, and one warrant, each warrant exercisable to purchase one share of common stock at an exercise price of $11.50. Each warrant will become exercisable 30 days after the completion of an initial Business Combination and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $172,500,000. Cowen and Company, LLC and Chardan Capital Markets, LLC acted as the joint book-running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-228470). The SEC declared the registration statement effective on February 6, 2019 (the “Effective Date”).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, dated as of September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, AerSale Corp. and, solely in its capacity as the Holder Representative, Leonard Green & Partners, L.P.(1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Bylaws (3)
10.1	Amended and Restated Founder Shares Agreement, dated September 8, 2020, by and among Monocle Partners, LLC, Cowen Investments II LLC, Monocle Acquisition Corporation and Monocle Holdings Inc.(1)
10.2	Company Support and Mutual Release Agreement, dated September 8, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2019 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 19, 2018 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONOCLE ACQUISITION CORPORATION

Date: November 3, 2020		/s/ Eric J. Zahler
	Name:	Eric J. Zahler
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2020		/s/ Richard J. Townsend
	Name:	Richard J. Townsend
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)