Form 10-K
period 2020-12-31
AerSale Corp
filed 2021-03-16
CIK 1754170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 001-38801

AerSale Corporation

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization) 121 Alhambra Plaza, Suite 1700 Coral Gables, Florida (Address of principal executive offices)	82-1751907 (I.R.S. Employer Identification No.) 33134 (Zip Code)

(305) 764-3200
(Registrant’s telephone number, including area code)
_________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ASLE	The Nasdaq Global Market
Redeemable warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	ASLEW	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of Monocle Acquisition Corporation, our predecessor, on June 30, 2020, based on the closing price of $10.27 for shares of Monocle Acquisition Corporation’s common stock, was approximately $177,157,500. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of Registrant’s Common Stock outstanding as of February 3, 2021 was 41,046,216.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements relating to the benefits of the Business Combination (as defined herein), the future financial performance of the post-combination company following the Business Combination, the impact of the COVID-19 pandemic on our business, changes in the market for our services, changes in applicable laws or regulations; the inability to launch new services and products or to profitably expand into new markets, and the possibility that we may be adversely affected by other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Unless otherwise stated or the context otherwise requires, references in this Annual Report to the “Company,” “AerSale,” “we,” “us,” “our” and similar terms refer to AerSale Corporation (f/k/a Monocle Holdings, Inc.) and its consolidated subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our ordinary shares. The principal risks and uncertainties affecting our business include the following:

•	the COVID-19 pandemic has had a material adverse impact on our business, operating results, financial condition and liquidity;

•	factors that adversely impact the commercial aviation industry;

•	the fluctuating market value of our products;

•	our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults;

•	we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation;

•	shortage of skilled personnel or work stoppages;

•	the inability to obtain certain components and raw materials from suppliers;

•	the highly competitive nature of the markets we operate in;

•	risks associated with our international operations;

•	the liens of Flight Equipment could exceed the value of such Flight Equipment;

•	the unique risks we encounter by supplying equipment and services to the U.S. government;

•	our business could be negatively impacted by cyber or other security threats or disruptions;

•	the extensive environmental requirements with which we must comply; and

•	the significant capital expenditures that may be required to keep pace with technological developments in our industry.

ITEM 1	Business

Corporate History and Background

Monocle Acquisition Corporation (“Monocle”) was initially formed on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

On December 22, 2020, (the “Closing Date”), Monocle consummated the previously announced business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated September 8, 2020 (the “Merger Agreement”) by and among Monocle, AerSale Corporation (f/k/a Monocle Holdings Inc.), a Delaware corporation (the “Company”), AerSale Aviation, Inc. (f/k/a AerSale Corp.), a Delaware corporation (“AerSale Aviation”), Monocle Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), and Leonard Green & Partners, L.P., a Delaware limited partnership, solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the “Business Combination” and in connection therewith, Monocle merged with and into us, whereby we survived the merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Upon the consummation of the Merger: (a) Merger Sub 1 was merged with and into Monocle, with Monocle surviving the merger as a wholly-owned direct subsidiary of the Company (the “First Merger”), and (b) Merger Sub 2 was merged with and into AerSale Aviation, with AerSale Aviation surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Second Merger”). In connection with the closing of the Business Combination (the “Closing”), AerSale Aviation changed its name from “AerSale Corp.” to “AerSale Aviation, Inc.” and the Company changed its name from “Monocle Holdings Inc.” to “AerSale Corporation.” Immediately following the Merger, the Company contributed all of its ownership in Monocle to AerSale Aviation which will continue as a wholly owned subsidiary of the Company.

Overview

Our mission is to provide full-service support to owners and operators of used commercial aircraft who lack the infrastructure and/or expertise to cost effectively maintain such aircraft during the second half of their operating life through their retirement from service. By providing a one-stop shop that integrates multiple service and product offerings, we save our customers time and money, while providing value to our shareholders through our operating efficiency. We were founded in 2008 by Nicolas Finazzo and Robert B. Nichols as a platform to serve the aviation aftermarket. In early 2010, we partnered with private equity firm Leonard Green & Partners, L.P. to scale our business and finance the creation of a purpose built and fully integrated aviation company. Since our founding, we have established a global footprint.

Our business is comprised of two reporting segments: Asset Management Solutions and TechOps, which, taken together, provide comprehensive support to owners and operators of used commercial aircraft.

Asset Management Solutions

Our Asset Management Solutions segment, which represented 47% of our revenue during the fiscal year ended December 31, 2020, and 73% of our revenue during the fiscal year ended December 31, 2019, acquires mid-life commercial aircraft and engines (“Flight Equipment”) from airlines and leasing companies as feedstock to support our business activities. Asset Management Solutions activities include the sale and lease of aircraft and engines, as well as the disassembly of these assets for component parts (used serviceable material, “USM”) that can be utilized to support third-party sales and lower the cost to maintain our portfolio of leased assets. Our aircraft and engines generally provide highly customized full-service, short-term lease support, where an operator is provided with a turn-key piece of Flight Equipment that can meet customer’s specific needs. Our business model provides an alternative to the supply of new aircraft, engines and parts traditionally sold by original equipment manufacturers (“OEMs”), or delivered new and leased by pure-play aircraft and engine leasing companies. Because we have created the infrastructure to market through alternative channels, we are able to maximize financial returns on Flight Equipment by cost-effectively placing such assets in the secondary market for the balance of their operating life, and upon retirement from service, extracting their greatest residual value by disassembling Flight Equipment assets to the piece-part level for re-use as USM. We do this by utilizing our integrated business units to maximize the sum of each asset’s alternative revenue streams, ranging from their sale or lease as whole operating assets, down to utilizing their collective individual components to serve as USM feedstock or to lower our leasing and maintenance, repair and overhaul (“MRO”) operating costs. We also offer our integrated Asset Management Solutions services to third-party clients who lack the expertise and/or infrastructure to optimize their Flight Equipment investments. We lease engines and airframes primarily as a means of extracting value from the remaining operating life of an asset prior to disassembly for USM parts. We focus primarily on highly customized aircraft leases or short-term engine leasing where we can demand a lease premium; and utilize our USM and MRO capabilities to fully meet all maintenance needs, which allow us to fully monetize collected maintenance reserves. After disassembly, we utilize the pieces as low-cost spare parts feedstock to support our various other business segments, including USM part sales, and in conjunction with our third-party maintenance operations. Consequently, the vast majority of aircraft and engines that we have acquired have ultimately been disassembled for their USM parts once the full value of their remaining operating life has been extracted.

TechOps

Our TechOps segment, which represented 53% of our revenue during the fiscal year ended December 31, 2020, and 27% of our revenue during the fiscal year ended December 31, 2019, provides nose-to-tail maintenance, repair and overhaul (“MRO”) services on the most popular commercial aircraft, engines and components, that serve the passenger, cargo, and government sectors. Through our collective U.S.-based MRO facilities, we provide extensive maintenance and modification services for aircraft and their individual components. Our aircraft facilities located in Goodyear, AZ, and Roswell, NM, feature 650,000 square feet of hangar space, from which we provide high-quality airframe MRO services, structural modification, conversions, and flight system upgrades, including disassembly and re-cycling operations for retiring aircraft. We additionally offer convenient long-term storage capacity for up to 650 aircraft in ideal dry-desert conditions.

At the individual component level, our facilities located in Miami, FL, Rio Rancho, NM, and Memphis, TN, collectively offer specialized component MRO capabilities and services covering; hydraulics, composites, pneumatics, fuel systems, electro-mechanical assemblies, interiors, painting, flight controls, nacelles, and landing gear for passenger, cargo and military aircraft applications.

Our TechOps segment leverages its robust engineering team to provide highly specialized technical support to our MRO facilities, as well as developing advanced technical repairs, modifications and products, which we market under the tradename “Engineered Solutions.” This business unit includes the design, manufacture, and installation of new products, systems, and services that can enhance aircraft performance, safety, and service life at lower costs than traditionally expensive OEM products and services. Engineered Solutions also serves to lower the cost of Flight Equipment ownership with savings on MRO-related expenses, including compliance with mandatory and market-driven equipment upgrades. These cost-saving solutions are approved by the Federal Aviation Administration (“FAA”) under a Supplemental Type Certificates (“STCs”), which provides us with the unique ability to perform these modifications. We use our FAA-approved Parts Manufacturing Authority (“PMA”) to integrate third party components in developing our STC solutions. We have also obtained approval from various foreign regulatory authorities to validate our STCs and PMA products for use by operators outside of the United States.

One example of our Engineered Solutions is our AerSafe ® product line. We designed and received FAA approval to market AerSafe ® as a solution for compliance with an FAA mandate to mitigate aircraft fuel tank flammability on Boeing and Airbus aircraft. AerSafe ® has also been approved for installation on certain aircraft models that are regulated by the European Aviation Safety Agency (“EASA”) and the National Civil Aviation Agency of Brazil.

Competitive Strengths

Our competitive strengths are focused on institutionalized processes to drive profitability by maximizing Flight Equipment values across the second half of their life-cycle. We believe our data-driven approach, highly attuned staff, proprietary analytical tools, and formalized decision-making processes give us a unique platform to drive value within the aviation aftermarket.

Our ability to provide cost saving alternatives to support our customers across the entire range of Flight Equipment, from whole aircraft to our individual component parts level, is critical to our ability to drive value and profitability. By offering a comprehensive suite of products and services, we are able to enjoy a competitive edge in the marketplace as a “one-stop” source for full mid-life aircraft, engine and USM spare parts support, bundled with comprehensive MRO solutions. This integration of services facilitates significant cross-selling opportunities among our various business units, as many of our customers depend on the products and services provided by both our Asset Management Solutions and TechOps business segments. In totality, the breadth of these capabilities allows us to optimally service our customers’ needs, providing them increased fleet flexibility while reducing fleet downtime. Similarly, these capabilities lower the cost of ownership of our own Flight Equipment. At the same time, our participation in upstream aircraft and engine transactions also provides valuable market insights regarding operating fleet trends that feed our key downstream supply and demand modeling inputs, informing our MRO and USM parts investment decisions.

As a consistent source of aftermarket USM parts, we provide our customers a safe and widely-accepted low-cost alternative to purchasing new OEM replacement parts. Our ability to cost-efficiently source USM parts through aftermarket Flight Equipment acquisitions and lease portfolio retirements enables us to profitably monetize aircraft and engines that otherwise would have limited economic benefit as an operating whole asset. We are additionally able to leverage our component MRO capabilities to extend the serviceable life of many USM components and systems. Consequently, our ability to increase our USM return to service yield reduces our associated return to service expenses and serves to drive incremental margin on USM part sales, while also lowering the cost of replacement parts required to maintain our portfolio aircraft and engines.

We have a competitive advantage over most of our MRO competitors of being one of the select aviation aftermarket companies that has the necessary technical and operational resources to hold FAA “unlimited” repair station ratings for both our airframe and component MRO operations. These comprehensive FAA ratings are no longer granted; however, our unlimited ratings were “grandfathered” in among our longstanding MRO subsidiary companies. This enables us to fast track the implementation of certain new MRO capabilities through an established FAA approved ‘self-certification’ procedure, while avoiding the typically longer approval lead-times associated with standard FAA repair station capability certification. Consequently, we believe our ability to efficiently innovate and bring to market new proprietary repairs and modifications for both aircraft and their components meaningfully enhances our responsiveness to the evolving needs of our customers, while also giving us the flexibility to pursue a significantly wider range of market growth opportunities.

Growth Strategies

We intend to pursue opportunities that are well aligned with our existing capabilities and which will continue to differentiate our business.

• Broaden MRO Capabilities. We will utilize our FAA “unlimited” repair station licenses to develop new capabilities, while augmenting brand loyalty with a growing range of MRO services to support our customers’ needs. The MRO segment is accretive to our Asset Management Solutions business and provides incremental opportunities to supplement our MRO customers with Flight Equipment and USM spare parts once we have established an initial MRO service relationship.

• Expand Our Government Presence. Many of the commercial aircraft and engines for which we provide products and services have equivalent or derivative aircraft and engine platforms that are used by various branches of the military and civilian government agencies. As government funding is stable and uncorrelated with the commercial aviation cycle, we view this as an important growth market. We intend to increasingly focus on capturing additional USM parts sales in addition to MRO service opportunities, directly with these government customers, or through subcontracting arrangements with government contractors.

• Introduce New Engineered Solutions. Our Engineered Solutions offerings provide a critical value-add for customers through the introduction of proprietary alternative products, repairs and modifications which we develop to enhance aircraft performance, reliability, safety, regulatory compliance, service life and cost-of-ownership economics. The breadth of services and capabilities that we provide our extensive customer base promotes our early identification and development of new solutions to address their evolving needs. We will continue to invest in new Engineered Solutions that create value for our customers and are accretive to the expansion and profitability of our MRO operations. We believe that we are well positioned to develop and market these solutions given our deep knowledge of maintenance intensive mid-life aircraft, our broad range of engineering and MRO capabilities, and our extended market reach as a global provider of Flight Equipment sales, leasing, MRO and USM parts sales.

• Expand Our Geographical Footprint. We believe the growth in the international aviation sector represents a compelling opportunity to leverage our existing capabilities to serve a broader set of foreign aircraft owners, operators, OEMs and MRO customers. As international fleets continue to grow in size and age in both established and emerging markets, we expect to play an increasing role in supplying Flight Equipment spares, MRO support, and USM parts to burgeoning markets that currently lack a mature infrastructure to meet this demand.

• Pursue Strategic Acquisitions. Our business has grown organically and through acquisitions since our founding. We have a proven track record of successfully expanding our capabilities through acquisitions, including our acquisition of Great Southwest Aviation (now our Roswell Maintenance Facility) in 2010, Aero Mechanical Industries (now known as AerSale Landing Gear Solutions) in 2015, Goodyear Maintenance Facility in 2017, Avborne Accessory Group (now known as Avborne Component Solutions) in 2018, Qwest Air Parts in 2019, and Aircraft Composite Technologies in 2020. We will continue to evaluate opportunities to acquire businesses that meet our financial return profile and execute on these transactions where there is an opportunity to enhance our value proposition by integrating the operations of such businesses into our existing offerings of products and services.

Customers

We sell to more than 1,000 customers worldwide. Non-U.S. customers accounted for 56% of our total revenue for 2020. Our principal customers are comprised of domestic and foreign passenger airlines, cargo operators and governmental agencies. We also sell our products and services to a broad range of companies that provide aftermarket Flight Equipment support services, including OEMs, MROs, financial sponsors and leasing companies.

We believe that the breadth of our MRO capabilities and supporting services create a compelling customer care and value proposition that fosters brand loyalty, and significantly contributes to the recurring nature of our business. In the year ended December 31, 2020, five of our top 10 customers by revenue had been customers for five years or more, and 52 of our top 100 customers by revenue utilized more than one of our service offerings.

We primarily use the US Dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk.

Sales and Marketing

We employ a sales force of 30 individuals. We utilize a matrixed marketing approach, where our individual business segments dedicate resources to market directly to their respective customer audience, while our regional sales specialists co-market our combined product and service offerings to clients within their territories. Given the technical nature of our business, business unit-specific technical staff frequently participate in marketing presentations and campaign developments in support of marketing initiatives spanning the sale, lease and MRO of aircraft, engines and their components.

We primarily market and sell our products and services through our direct sales force. On occasion, we utilize contract services to assist in specific client-targeted sales efforts. In addition, we utilize foreign representation in certain regional markets outside of the United States. We augment our direct customer marketing efforts with industry event sponsorships, conference participation, press release broadcast, web site promotion and social media initiatives, in addition to trade publication announcements, advertising and periodic article contributions.

Research and Development

We embrace a customer centric approach to supporting our clients with new value-add products and services designed to enhance Flight Equipment performance, lower the cost of maintenance, improve reliability and extend service life, while reducing the associated cost-of-ownership. Key initiatives to support our customers’ reduced cost of ownership include reduced down-time, lower cost USM alternatives, Flight Equipment lease versus own options, innovative aircraft modification and upgrade services, and propriety component repair regimes.

Because our customers utilize our entire range of services, from whole aircraft MRO through individual component MRO, we frequently receive valuable insights as to evolving customer needs and desires. These inputs are regularly provided to our senior managers and technical personnel to identify and quantify opportunities for developing new products and services. Where the business case warrants, our engineers and technicians are tasked to develop, test and introduce new Engineered Solutions, including proprietary repairs not identified in existing repair manuals, and STCs for new products designed to provide value to our customers.

Our ability to bring new Engineered Solutions to market is made possible through our in-depth knowledge of the requirements promulgated by respective airworthiness regulatory agencies like the FAA, in addition to non-mandatory recommendations issued by OEMs. The engineering and regulatory authority certification process varies widely by product application and region, and we look to contract with third-party manufacturers and/or channel partners on an as-needed basis to assist in obtaining certain regulatory agency approvals.

We believe that our “unlimited” airframe and component FAA repair station certifications, PMA authority, and deep technical expertise position us to efficiently identify and implement new Engineered Solutions and proprietary component repairs, that is an important differentiator of our business.

Competition

The aviation aftermarket is highly competitive with many participants, including Flight Equipment OEMs, MROs, airlines, aircraft and engine leasing companies, financial sponsors, USM sales organizations, and other independent manufactures and service providers. The vast majority of participants compete within smaller subsets of our broader products and services offerings. Frequently, our competitors specialize in one or a limited number of areas within the following segments: aircraft MRO, engine MRO, Engineered Solutions, aircraft leasing, engine leasing, USM part sales, and asset management. Further, many component MROs specialize in a small subset of repairs related to specific components or materials, such as composites, pneumatics, hydraulics, electronics, landing gear, wheels and brakes, and auxiliary power units.

Consumers of aftermarket Flight Equipment products and services typically make buying decisions based on a variety of factors including quality, pricing, availability, provider reputation, technical specification, prior operating history, turnaround time, geographic location and financial terms.

Our Asset Management Solutions segment competitors include AAR Corp., VAS Aero Services, LLC, GA Telesis, LLC, Kellstrom Aerospace, Heico Corporation and Aerfin Ltd., while competitors to our TechOps segment include AAR Corp., Aviation Technical Services, Inc., HAECO Americas, MRO Holdings, Inc., ST Engineering North America, TransDigm Group, MTU Aero Engines, Woodward, Inc., and Lufthansa Technik AG. Though our product and service offerings include certain aircraft and engine leasing activities, we do not view large pure-play aircraft and engine leasing companies as core competitors, as those companies are primarily centered around cost of capital and financial securitization products, and frequently choose to divest mid-life assets as they lack the technical and mechanical capabilities to deal with assets that have exited the OEM warranty periods.

Certain of our competitors have substantially greater marketing, financial, technical and infrastructure resources than we do, and may additionally provide complementary sales and services capabilities that we do not currently offer. As a result, certain of our competitors may be able to deliver a broader range of aftermarket Flight Equipment products and services at more attractive pricing. As such, we choose to target services and products where our synergic capabilities provide us a competitive advantage and allow us to be more responsive to the evolving needs of mid-life aircraft owners, operators, MROs and financial sponsors. We believe that the market insights, technical capabilities and financial expertise that we bring together through our Asset Management Solutions and TechOps offerings are particularly well suited to meet the comprehensive needs of mid-life Flight Equipment customers, with a fuller range of value-added products and services than most of our competitors.

Government Regulation

The FAA regulates the manufacture, repair and operation of all aircraft, including engines, components and parts, operated in the United States, to ensure that all aircraft and aviation equipment are continuously maintained in proper condition for safe operation. Similar rules and regulatory authorities exist in other countries. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance are required prior to installation of Flight Equipment components, including aircraft release into operating service. We operate four FAA/EASA certified repair stations, in addition to holding various other international airworthiness authority approvals, which are repair station facility specific. Our repair station facilities are required by the FAA to hold pertinent certification approvals for the products and MRO services that we provide for our customers, and we are required to adhere to all relevant FAA rules and regulations as a condition to maintaining those certifications.

Certain of our Engineered Solutions include products that are authorized by the FAA through issuance of Supplemental Type Certificate approval for their respective application. Others involve proprietary repairs that we develop internally in compliance with authorities granted by the FAA under our “unlimited” repair station licensing for applicable airframe and engine component categories. We facilitate the production of certain of our Engineered Solutions through the manufacture of new parts in accordance with our FAA approved PMA certifications, as well as the manufacture of certain new replacement parts under our FAA repair station authorities. We also employ FAA certified personnel called Designated Airworthiness Representatives and Designated Engineering Representatives, to facilitate our MRO operations through the development and regulatory approval of specialized airframe and component designs, repairs, modifications, and installations. We rely on these FAA approvals to market our Engineered Solutions to third parties, as well as to utilize them on our own Flight Equipment. We believe the depth of technical and operational qualifications required to attain these FAA regulatory approvals constitute a significant barrier for competitors looking to compete with our Engineered Solutions offerings.

The FAA requires that aircraft operators maintain detailed records that log the utilization and condition of certain aircraft and engine life-limited parts. The FAA also requires that various maintenance routines be performed and documented on certain airframe and engine components at regular intervals based on utilization and/or time. Maintenance may also be required following certain types of events (e.g. foreign object damage, extreme heat, hard landings, etc.). Further, the FAA and certain other airworthiness authorities can at any time introduce new rules and regulations that may impact our business. In order to proactively mitigate the effects of prospective future rulings and amendments, as well as to position our business segments to potentially benefit from them, we diligently monitor FAA publications and industry trade groups in an effort to obtain as much advance notice as possible concerning future regulatory mandates.

As we pursue sales of products and services directly to the U.S. government or through its contractors, we may also be subject to various laws and regulations governing pricing and other factors. Historically, government regulations have had no material adverse effect on our business and results of operations.

Intellectual Property

We believe our brand recognition is an important differentiator, and we maintain trademarks on “AerSale”, and on certain branded product offerings (i.e. AerSafe ® active through 2031, AerTrak ® active through 2024, and AerAware ™).

While we hold no patents, we significantly benefit from an extensive array of proprietary intellectual property pertaining to market intelligence, transactional data history, and price modelling techniques, in addition to a wide range of product design, engineering, manufacturing, repair, modification and MRO procedures.

Our Engineered Solutions are trade secrets comprised of internally developed proprietary products and repair regimes. As such, our Engineered Solutions are exclusively available through our business or third parties that we authorize. While our competitors may be able to develop similar alternatives to our Engineered Solutions offerings, we believe that our deep understanding of mid-life aircraft markets and technologies, combined with our ability to expedite the introduction of new Engineered Solutions to the market, uniquely positions us to increase our market share in this sector.

Though our proprietary market intelligence, transactional data history, price modelling techniques, and Engineered Solutions expertise are subject to misappropriation or obsolescence, we believe we have adequately institutionalized systems and procedures to prevent such occurrences. These measures include adoption of continuous improvement methodologies developed to maintain the integrity of our intellectual property holdings, in addition to the innovation of new techniques, products and processes designed to enhance our existing offerings in response to future market developments.

Human Capital Resources

As of January 2, 2021, we employed 470 full-time employees worldwide, none of which are subject to a collective bargaining agreement. About 97% of our employees are based in the United States. In addition to our full-time employees, we also employ approximately 440 contract workers, the majority of whom are located at our airframe maintenance facilities. We use contract labor workers to provide flexible staffing to the airframe maintenance service line.

Our success is highly dependent upon our ability to maintain a workforce with the skills necessary for our businesses to succeed. We require highly skilled personnel in multiple areas, including engineering, project management, aircraft technicians, information technology, cybersecurity, business development and strategy, and management.

In order to attract and retain highly skilled employees, we are committed to ensuring a safe and healthy work environment, offering competitive compensation and comprehensive benefit programs, creating great career opportunities, and building an engaging, inclusive environment where all employees are treated with dignity and respect.

Health and Safety

We have established safety and awareness programs in each AerSale facility. To maintain and enhance the safety of our employees, we promote a culture of continuous improvement and individual accountability. Each AerSale MRO facility has developed an Environmental Policy and Procedures Manual in compliance with applicable federal, state, and local environmental laws and regulations.

We use an annual goal setting process to drive injury rate improvements, and our injury rate reduction goal is a performance metric that is reported to all of our employees.

The safety of our employees has been a priority throughout the COVID-19 pandemic. Our facility response teams, formed early in the pandemic, implement processes and procedures to ensure compliance with applicable government-imposed health and safety-related operating restrictions, enhance the safety of our facilities, protect the health of our employees, and monitor trends in infection rates at locations where we have facilities.

We continue to enforce COVID-19 health and safety protocols and have implemented protocols to address actual and suspected cases of COVID-19 affecting our employees and comply with contact tracing and quarantine requirements. Throughout the pandemic, we have been communicating regularly with our employees and screening and monitoring their well-being with safety checks at each facility upon arrival.

Talent Management and Career Development

At AerSale, our talent management & career development programs prepare our employees for a rewarding and challenging experience. We want to ensure that each of our employees has the tools they need to succeed in their current role, while preparing them for the next step in their career. Management and Leadership curriculums are tailored based on each facility’s unique needs as well as the individuals’ needs. Our employees are encouraged to take advantage of our tuition reimbursement program to obtain professional and technical certifications or toward degree programs related to their career track. Our annual talent and performance review allows AerSale’s management team to identify emerging talent in the organization and develop a succession plan. By evaluating our workforce and needs, we are able to provide opportunities for growth and professional fulfillment.

Diversity and Inclusion

We are a proud Equal Opportunity Employer. For over a decade, we have created employment opportunities in diverse communities. We believe that diversity is key to our success and we foster a culture of inclusion. By creating an environment where employees feel embraced and appreciated, we believe that our employees will be motivated to excel and contribute to our continued success. We are confident that in leveraging our employee’s differences we can innovate and remain competitive in a dynamic and demanding industry.

We have a firm commitment to diversity and inclusion in our recruiting, hiring and promotion practices. Minority and female employees are encouraged to participate in career days, job fairs and programs in the communities in which we do business. We actively engage in recruiting fairs and efforts at various training institutions, especially those that have high minority and diverse enrollment rates. We conduct an annual assessment of diversity efforts to measure progress toward established goals. Every manager and leader is responsible for upholding these values and supporting the goals under our affirmative action plan.

Environmental Matters

Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Although management believes that our operations and our facilities are in material compliance with such laws and regulations, due to future changes in these laws, regulations or interpretations thereof, or the nature of our operations, or regulatory enforcement actions which may arise, we may be required to make significant additional capital expenditures to ensure ongoing compliance and/or engage in remedial actions.

Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. For our Goodyear, AZ facility, we also maintain an environmental impairment liability policy that provides coverage for certain liabilities associated with the clean-up of on-site and off-site pollution conditions, as well as for resulting bodily injury or property damage to third-parties, in each case, to the extent not otherwise indemnified. If we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have an adverse effect on our business and results of operations.

Available Information

Our internet website address is www.aersale.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

ITEM 1A	Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in the Annual Report on Form 10-K before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to AerSale’s Business and Industry

The coronavirus pandemic has had a material adverse impact on our business, operating results, financial condition, and liquidity, and the duration and extent of the pandemic could prolong or increase the adverse impact.

The COVID-19 pandemic has caused significant volatility in financial and other markets, which has raised the prospect of an extended global recession. The commercial aviation industry, including our operations, has been particularly and adversely impacted by the COVID-19 pandemic. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses has and continues to contribute to a general slowdown in the global economy, and if it continues for an extended period of time, it could have a material adverse impact to the businesses of our customers, suppliers and distribution partners, and disrupt our operations. Changes in our operations in response to the COVID-19 pandemic or employee illnesses resulting from the pandemic, may result in inefficiencies or delays, including in sales and product development efforts and our manufacturing and supply chain, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies. The spread of COVID-19 along with related travel restrictions and operational issues has caused a decrease in the demand for air travel and has resulted in lower demand from civil aviation customers for our products. Passenger airline traffic has declined significantly since March 2020, and the decrease had a material negative impact on the financial results for the year ended December 31, 2020. We expect to continue to see reduced demand in our non-cargo commercial businesses. Moreover, if the COVID-19 pandemic continues to result in decreased worldwide commercial activity, it could eventually adversely affect the demand for airline cargo services. Reduced numbers of aircraft flying or flight hours negatively impacts the demand for many of our products and services, and any prolonged reduction could materially and adversely affect our business, operating results, financial condition, and liquidity. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition in the long-term.

In addition, we source parts and components for our business from various suppliers around the world. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services. Moreover, a prolonged epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our business. Any of these could have a material adverse effect on our business, financial condition or results of operations.

We have taken a number of actions in response to the decreased demand for certain products and services as a result of COVID-19, including reducing operating expenditures by eliminating certain contractor positions and reducing all non-essential spending. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether any of our facilities will experience more significant disruptions in the future.

We have also taken steps to improve our liquidity, including seeking financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Certain of our subsidiaries have received $16.4 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program (“PSP1”) under the CARES Act, of which $12.7 million was received prior to December 31, 2020 and the remaining amount was received during the first quarter of 2021. As part of the Payroll Support Extension Law (“PSP Extension Law”), we entered into a new agreement with the U.S. Department of the Treasury (“PSP2”) on March 4, 2021 for the receipt of relief funds of $5.5 million. In connection with the financial assistance we have received under the Payroll Support Program, we are required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through March 31, 2021. The agreement requires us to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, we are subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through March 31, 2022, as well as limitations on the payment of certain employee compensation through October 1, 2022. These restrictions may affect our operations and if we do not comply with these provisions, we may be required to reimburse up to 100% any previously received relief funds. In particular, limitations on compensation may adversely impact our ability to attract and retain senior management or attract other key employees during this critical time.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us.

We are affected by factors that adversely impact the commercial aviation industry.

As a provider of products and services to the commercial aviation industry, we are generally affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events, high fuel and oil prices, lack of capital, and weak economic conditions. As a result of these and other events, from time to time certain of our customers have filed for bankruptcy protection or ceased operation. The impact of instability in the global financial markets has led, and may in the future lead, airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, and Flight Equipment.

A reduction in flight activity of aircraft both in the United States and abroad has resulted in, and may continue to result in, reduced demand for parts support and maintenance activities for the type of aircraft affected. Further, tight credit conditions negatively impact the amount of liquidity available to buy parts, services, and Flight Equipment. A deteriorating airline environment may also result in additional airline bankruptcies, and in such circumstances we may not be able to fully collect outstanding accounts receivable. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations. A slowdown in the global economy, or a return to a recession, would negatively impact the commercial aviation industry, and may adversely impact our financial condition or results of operations.

Our ability to profitably manage mid-life Flight Equipment through the end of its life-cycles depends in part on our ability to successfully source acquisition opportunities of used Flight Equipment on favorable terms to provide feedstock for the sale of USM parts. Our inability to acquire Flight Equipment could adversely affect our financial condition or results of operations. Our business, financial condition, results of operations, and growth rates may be adversely affected by these and other events that impact the aviation industry, including the following:

•	deterioration in the financial condition of our existing and potential customers;

•	reductions in demand for used Flight Equipment;

•	increased in-house maintenance by airlines;

•	lack of new and/or USM parts in the marketplace;

•	the COVID-19 pandemic;

•	acts of terrorism;

•	future outbreaks of infectious diseases such as the novel coronavirus; and

•	acts of God.

Our operating results vary, and comparisons to results for preceding periods may not be meaningful. Due to a number of factors our operating results may fluctuate, including for the following reasons:

•	the COVID-19 pandemic;

•	the timing and number of purchases and sales of Flight Equipment;

•	the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;

•	the termination, or announced termination of production, of particular types of Flight Equipment;

•	the retirement or announced retirement of particular aircraft models by aircraft operators;

•	seasonality of travel;

•	the operating history of any particular engine, aircraft or engine or aircraft model; and

•	the timing of necessary overhauls of Flight Equipment.

These risks may reduce our Flight Equipment utilization rates, lease margins, maintenance reserve revenues and proceeds from Flight Equipment sales, and result in higher legal, technical, maintenance, storage, insurance and other costs related to repossession and Flight Equipment being off-lease. As a result of the foregoing and other factors, the availability of Flight Equipment for lease or sale periodically experiences cycles of oversupply and undersupply of given engine or aircraft models. The incidence of an oversupply of Flight Equipment may produce substantial decreases in lease rates and the appraised or resale value of aviation equipment and may increase the time spent and costs incurred to lease or sell Flight Equipment. We anticipate that fluctuations from period to period will continue in the future. As a result, we believe that comparisons to results for preceding periods may not be meaningful, and that results of prior periods should not be relied upon as an indication of our future performance.

Market values for our aviation products fluctuate, and we may be unable to recover our costs incurred with respect to engines, rotable components and other aircraft parts.

We make a number of assumptions when determining the recoverability of rotable components, engines, and other assets which are on lease, available for lease, or supporting our long-term programs. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, maintenance expenses, residual values, future demand, and future cash flows. Reductions in demand for these assets or declining market values, as well as differences between actual results and the assumptions we utilize in determining the recoverability of our Flight Equipment could result in impairment charges in future periods, which may adversely impact our financial condition or results of operations.

The value of any given aircraft model, or any engine model applicable thereto, can vary significantly based on supply in the market place. Certain types of Flight Equipment may be used in significant numbers by commercial aircraft operators that experience financial difficulties from time to time. If such operators were to go into liquidation or similar proceedings, the resulting over-supply of Flight Equipment from these operators could have an adverse effect on the demand for the affected engine and aircraft types and the values of such Flight Equipment, which may adversely impact our financial condition or results of operations.

We may not be able to repossess Flight Equipment when a lessee defaults, and even if we are able to repossess the Flight Equipment from a defaulting lessee, we may have to expend significant resources in the repossession of such Flight Equipment and the subsequent remarketing and re-leasing of the repossessed Flight Equipment.

When a lessee defaults on its obligations under a lease and does not cure such default in a timely manner, we typically seek to terminate the applicable lease and repossess the leased Flight Equipment. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. In the event the Flight Equipment is located outside of the United States, we may need to obtain governmental consents to export the Flight Equipment back to the United States. As a result, the relevant asset may be off-lease and not generating revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our Flight Equipment, which may include legal and similar costs, costs of transporting, storing and insuring the Flight Equipment, and costs associated with necessary maintenance and recordkeeping to make the Flight Equipment available for re-lease or sale. During this time, we will not realize revenue from the Flight Equipment being repossessed and will continue to be obligated to pay any debt financing related to the Flight Equipment. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes owned by third-parties may depend on the cooperation of the airframe owner.

Additionally, when a lessee of our Flight Equipment protection under the U.S. Bankruptcy Code, creditors (including us) are automatically stayed from enforcing their rights. In the case of U.S.-certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment. Section 1110 has been the subject of significant litigation, and we can give no assurance that Section 1110 will protect our investment in Flight Equipment in the event of a lessee’s bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States, and applicable foreign laws may not provide comparable protection to us.

We are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent governmental regulation.

The aviation industry is highly regulated in the United States by the FAA and equivalent regulatory agencies in other countries. Prior to being placed into service the products and services that we provide for aircraft, engines and their components are required to meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in certain other countries. We also operate repair stations that are licensed by the FAA and the equivalent regulatory agencies in certain other countries. Specific regulations vary from country to country; although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. New and more stringent governmental regulations may be adopted in the future that, if enacted, may adversely impact our financial condition or results of operations.

Any revocation or suspension of our material licenses, certificates, authorizations, or approvals by the FAA or equivalent regulatory agencies in other countries, may adversely impact our financial condition or results of operations.

Users of Flight Equipment are regulated by general civil aviation authorities, including the FAA in the United States and similar governmental authorities in other countries, which regulate the maintenance of engines and issue airworthiness directives. Airworthiness directives typically set forth special maintenance actions or modifications with respect to certain engine and aircraft types or series of specific engines that must be implemented for the engine or aircraft to remain in service. Also, airworthiness directives may require the lessee to make more frequent inspections of an engine, aircraft or particular engine parts. Generally, the lessee of our Flight Equipment is responsible for complying with all airworthiness directives. However, if the Flight Equipment is off-lease and in certain circumstances, if dictated by the terms of a Flight Equipment lease, we may be forced to bear the cost of compliance with such airworthiness directives.

A number of our leases require specific governmental or regulatory licenses, consents or approvals. These include consents for certain payments under the leases and for the export, import or re-export of our Flight Equipment. Consents needed in connection with future leasing or sale of our Flight Equipment may not be received timely or have economically feasible terms. Any of these events could adversely affect our ability to lease or sell Flight Equipment, which, in turn, may adversely impact our financial condition or results of operations.

The U.S. Department of Commerce (the “Commerce Department”) regulates exports of goods outside the United States. We are subject to the Commerce Department’s and the U.S. Department of State’s regulations with respect to the lease and sale of aircraft, engines, engine parts and components, and airframes and accessory parts and components to foreign entities. The Commerce Department and the U.S. Department of State may, in certain cases, require us to obtain export licenses for certain items exported to foreign countries. The U.S. Department of Homeland Security, through the U.S. Customs and Border Protection, enforces regulations related to the import of aircraft, engines, engine parts and components, and airframe and accessory parts and components into the United States. We must expend resources to comply with these regulations and our failure to comply with these regulations may subject us to regulatory actions, which may adversely impact our financial condition or results of operations.

We are prohibited from doing business with persons designated by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) on its “Specially Designated Nationals List,” and must monitor our operations and existing and potential lessees and other counterparties for compliance with OFAC’s rules. Similarly, sanctions issued by the United Nations, the United States government, the European Union or other governments could prohibit or restrict us from doing business in certain countries, or with certain customers or persons, and we must monitor our operations and existing and potential customers and other counterparties for compliance with such sanctions. We must expend resources to comply with these regulations and our failure to comply with these regulations may subject us to regulatory actions, which may adversely impact our financial condition or results of operations.

We are also subject to a variety of other regulations including work-related and community safety laws. The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees, and established the Occupational Safety and Health Administration (“OSHA”) in the Department of Labor. In particular, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Requirements under state law, in certain circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous. We believe that our operations are in material compliance with OSHA’s health and safety requirements.

Success at our MRO facilities is dependent upon continued outsourcing by the airlines.

We currently perform MRO activities at six leased locations. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. In addition, certain airlines operate new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft, nor technicians trained and certified to perform the required airframe maintenance, repair, and overhaul activities on such aircraft. If either the number of aircraft operating or the level of outsourcing of maintenance activities for the aircraft models for which we are authorized to service declines, we may not be able to execute our operational and financial plans at our MRO facilities, which may adversely impact our financial condition or results of operations.

Our operations would be adversely affected by a shortage of skilled personnel or work stoppages.

We are dependent on an educated and highly skilled workforce because of the complex nature of many of our products and services. Our ability to operate successfully and meet our customers’ demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage. These and similar events may adversely affect our results of operations and financial condition.

The inability to obtain certain components and raw materials from suppliers could harm our business.

Our business is affected by the availability and price of the raw materials and component parts that we use to manufacture our products. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, labor disputes, governmental actions and legislative or regulatory changes. As a result, our suppliers may fail to perform according to specifications when required, and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance. Transitions to new suppliers may result in significant costs and delays, including those related to the required recertification of parts obtained from new suppliers with our customers and/or regulatory agencies. Our inability to fill our supply needs could jeopardize our ability to fulfill obligations under customer contracts, which could result in reduced revenues and profits, contract penalties or terminations, and damage to customer relationships. Further, increased costs of such raw materials or components could reduce our profits if we were unable to pass along such price increases on to our customers.

We operate in highly competitive markets, and competitive pressures may adversely affect us.

The markets for our products and services are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft component and parts manufacturers, airline and aircraft service companies, other companies MRO services, other aircraft spare parts distributors and redistributors. Certain of our competitors may have substantially greater financial and other resources than we have and others may price their products and services below our selling prices. These competitive markets also create pressure on our ability to hire and retain qualified technicians and other skilled labor needs. We believe that our ability to compete depends on superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing, and effective quality assurance programs. These competitive pressures have a potential impact on our business, which may adversely affect our results of operations and financial condition.

We are exposed to risks associated with operating internationally.

We conduct business in a number of foreign countries, certain of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	military conflicts, civil strife, and political risks;

•	export regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, and other anti-bribery and anticorruption laws;

•	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	import and export duties and value added taxes;

•	foreign exchange risk;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations; and

•	changes in United States policies on trade relations and trade policy, including implementation of or changes in trade sanctions, tariffs, and embargoes.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and could significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets, increase restrictions on imports and exports between the United Kingdom and other countries and increase regulatory complexities. Asset valuations, currency exchange rates and credit ratings have been and may continue to be subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including with respect to trade relations could depress economic activity and restrict our access to capital.

Measures that we have or will adopt to reduce the potential impact of losses resulting from the risks of doing business internationally may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all.

Liens on our Flight Equipment could exceed the value of such Flight Equipment, which could negatively affect our ability to repossess, lease or sell such Flight Equipment.

Liens in favor of third parties may be attached to Flight Equipment we own, and in certain cases our engines may also be installed on airframes to which liens in favor of third-parties unrelated to the engines have been attached. These liens may secure substantial sums that may in certain circumstances exceed the value of the particular Flight Equipment to which the liens have attached. In certain jurisdictions, a lien may give the lien holder the right to detain, in limited cases, sell or cause the forfeiture of the Flight Equipment subject to the lien. Liens held by third parties may have priority over our and our creditors’ interest in respective AerSale Flight Equipment, either because the third-party liens have priority under applicable local law, or because our creditors’ security interests are not filed in jurisdictions outside the United States. These liens and lien holders could impair our ability to repossess and re-lease, or sell our Flight Equipment. If our customers do not discharge these liens, we may find it necessary to pay the claims secured by such liens to repossess the Flight Equipment subject to such third-party liens.

In certain countries, an engine affixed to an aircraft may become an accession to the aircraft and we may not be able to exercise our ownership rights over the engine.

In certain jurisdictions, leased engine affixed to an aircraft may become an accession to the aircraft, such that the ownership rights of the owner of the aircraft supersede the ownership rights of the owner of the engine. If an aircraft is security for the owner’s obligations to a third-party, the security interest in the aircraft may supersede our rights as owner of the engine. This legal principle could limit our ability to repossess leased engine in the event of a lessee’s bankruptcy or lease default while the aircraft with the engine installed remains in such a jurisdiction. We may suffer a loss if we are not able to repossess engines leased to lessees in these jurisdictions.

Business acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

We have completed multiple acquisitions over the past few years, and have discussions with third parties regarding acquisitions on a regular basis. Acquisitions involve risks, including difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. In addition, acquisitions often require substantial management resources, and have the potential to divert our attention from our existing business. For any businesses we may acquire in the future, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which may adversely affect our results of operations and financial condition.

We are dependent upon continued availability of financing to manage our business and to execute our business strategy, and additional financing may not be available on terms acceptable to us.

Our ability to manage our business and to execute our business strategy is dependent, in part, on the continued availability of debt and equity capital. Access to the debt and equity capital markets may be limited by various factors, including the condition of overall credit markets, general economic factors, state of the aviation industry, our financial performance, and credit ratings. Debt and equity capital may not continue to be available to us on favorable terms, or at all. Our inability to obtain financing on favorable terms may adversely affect our results of operations and financial condition.

Our existing debt includes restrictive and financial covenants.

Certain current financing arrangements require us to comply with various restrictive covenants, and in certain cases contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan and debt agreements, and may result in a cross-default under other debt agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under our debt agreements could be declared immediately due and payable. Our failure to comply with these covenants may adversely affect our results of operations and financial condition. In addition, our receipt of funds under the CARES Act requires us to comply with certain covenants. If we do not comply with these covenants, the government may require us to repay the support given to us.

Our industry is susceptible to product and other liability claims, and claims not adequately covered by insurance may adversely affect our results of operations and financial condition.

Our business exposes us to possible claims for property damage and bodily injury or death, which may result if an aircraft, engine, engine part or component, airframe part or accessory, or any other aviation product that we have sold, manufactured, or repaired fails, or if Flight Equipment we serviced or leased, or in which our products are installed, has an accident. We carry substantial liability insurance in amounts that we believe are adequate for our risk exposure, and commensurate with industry norms. However, claims may arise in the future, and our insurance coverage may not be adequate to protect us in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance may adversely affect our results of operations and financial condition.

We are subject to unique business risks as a result of supplying equipment and services to the U.S. government directly and as a subcontractor, which could lead to a reduction in our net sales from, or the profitability of our supply arrangements with, the U.S. government.

Companies engaged in supplying defense-related equipment and services to U.S. government agencies are subject to business risks specific to the defense industry. We currently do, and may in the future, contract directly with the U.S. government or act as a subcontractor to customers contracting with the U.S. government. Accordingly, the U.S. government may unilaterally suspend or prohibit us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, revoke required security clearance, reduce the value of existing contracts, or audit our contract related costs and fees.

In addition, because we contract directly with the U.S. government or act as a subcontractor to customers contracting with the U.S. government, we may be subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors to review performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be misclassified or inaccurately allocated to a specific contract are not reimbursable, and to the extent already reimbursed, must be refunded. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business, and may adversely affect our results of operations and financial condition.

Our business could be negatively affected by cyber or other security threats or other disruptions.

Our business depends heavily on information technology and computerized systems to communicate and operate effectively. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, ransomware attacks, terrorist acts, natural disasters, power failures or other causes.

Cyber security threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information, business e-mail compromises, ransomware attacks, and other electronic security breaches, including at our customers, suppliers, subcontractors, and joint venture partners, that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data.

The procedures and controls we utilize to monitor and mitigate these threats may not be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified, and may adversely affect our results of operations and financial condition.

Moreover, expenditures incurred in implementing and maintaining cyber security and other procedures and controls may adversely affect our results of operations and financial condition.

We must comply with extensive environmental requirements, and any exposure to environmental liabilities may adversely affect us.

Compliance with federal, state, and local requirements relating to the discharge and emission of substances into the environment, the disposal of hazardous wastes, the remediation and abatement of contaminants, and other activities affecting the environment, have had and may continue to have an impact on our operations. Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies. We cannot assess the possible effect of compliance with future environmental requirements, or of future environmental claims for which we may not have adequate indemnification or insurance coverage. If we were required to pay the expenses related to any future environmental claims for which neither indemnification nor insurance coverage were available, these expenses may adversely affect our results of operations and financial condition.

Future regulatory developments in the United States and abroad concerning environmental issues such as climate change could adversely affect our operations, and increase operating costs, and through their impact on our customers reduce demand for our products and services. Actions may be taken in the future by the U.S. government, state governments within the United States, foreign governments, or the International Civil Aviation Organization to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to us and our customers are difficult to predict, but the impact to us and the aviation industry, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits, may adversely affect our results of operations and financial condition.

We may need to make significant capital expenditures to keep pace with technological developments in our industry.

The industries in which we participate are constantly undergoing development and change, and it is likely that new products, equipment, and MRO methods will be introduced in the future. We may need to make significant expenditures to purchase new equipment, and to train our employees to keep pace with any new technological developments. These expenditures may adversely affect our results of operations and financial condition.

We do not own certain intellectual property and tooling that is important to our business.

In our MRO business, OEMs of equipment that we maintain for our customers include language in repair manuals relating to their equipment asserting broad claims of proprietary rights to the contents of the manuals used in our operations. Although we believe that our use of manufacture and repair manuals is lawful, there can be no assurance that OEMs will not try to enforce such claims, including through the possible use of legal proceedings, or that any such actions will be unsuccessful.

Our business also depends on using certain intellectual property and tooling that we have rights to use pursuant to license grants under our contracts with OEM customers. These contracts contain restrictions on our use of the intellectual property and tooling, and may be terminated if we violate certain of these restrictions. Our loss of a contract with an OEM customer and the related license rights to use an OEM’s intellectual property or tooling, may adversely affect our results of operations and financial condition.

Our operations depend on our facilities, which are subject to physical and other risks that could disrupt production.

Our facilities or our customers’ facilities could be damaged or disrupted by a natural disaster, war, or terrorist activity. A major catastrophe, such as an earthquake, hurricane, fire, flood, tornado, pandemic, or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products, and the loss of sales and customers, and we may not have insurance to adequately compensate us for any of these events. For leased facilities, timely renewal of leases, and risk mitigation from the sale of our leased facilities, is required to avoid any business interruption.

Our reputation, ability to do business and financial position, results of operations and/or cash flows may be impacted by the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate.

We have implemented policies, procedures, training and other compliance controls, and have negotiated terms designed to prevent misconduct by employees, agents or others working on our behalf or with us that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled products and services, cost accounting and billing, competition and data privacy. However, we cannot ensure that it will prevent all such misconduct committed by our employees, agents, subcontractors, suppliers, business partners or others working on our behalf or with us, and this risk of improper conduct may increase as we expand globally. In the ordinary course of business we may form and/or become a member of joint ventures. We may be unable to prevent misconduct or other violations of applicable laws by these joint ventures (including their officers, directors and employees) or our partners. Improper actions by those with whom or through whom we do business (including our employees, agents, subcontractors, suppliers, business partners and joint ventures) could subject us to administrative, civil or criminal investigations and monetary and non-monetary penalties, including suspension and debarment, which may adversely affect our results of operations and financial condition.

We are subject to certain limitations on employee compensation pursuant to the CARES Act.

In connection with the financial assistance we have received and may in the future receive through the Payroll Support Program, and loan program under the CARES Act pursuant to the CARES Act, we are subject to the limitations on the payment of certain employee compensation through October 1, 2022. These restrictions will materially affect our operations, and we may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on compensation may adversely impact our ability to attract and retain senior management, or attract other key employees during this critical time.

Our business might suffer if we were to lose the services of certain key employees.

Our business operations depend upon our key employees, including our executive officers. Because our key employees have knowledge of our industry and customers, and would be difficult to replace, loss of any of these employees may adversely affect our results of operations and financial condition.

If any of our customers were to become insolvent or experience substantial financial difficulties, our business, financial condition and results of operations may be adversely affected.

If any of the customers with whom we do business become insolvent or experiences substantial financial difficulties, we may be unable to timely collect amounts owed to us by such customers, and may not be able to sell the inventory we have purchased for such customers, which may adversely affect our results of operations and financial condition.

We could become involved in intellectual property litigation, which could have a material and adverse impact on our profitability.

We and other companies in our industry possess certain proprietary rights relating to designs, engineering, manufacturing processes and MRO procedures. In the event that we believe that a third party is infringing upon our proprietary rights, we may bring an action to enforce such rights. In addition, third parties may claim infringement by us with respect to their proprietary rights and may initiate legal proceedings against us in the future. The expense and time of bringing an action to enforce such rights or defending against infringement claims can be significant, which may adversely affect our results of operations and financial condition.

Intellectual property litigation involves complex legal and factual questions which makes the outcome of any such proceedings subject to considerable uncertainty. Not only can such litigation divert management’s attention, but it can also expose us to damages and potential injunctive relief which, if granted, may preclude us from making, using or selling particular products or technology. The expense and time associated with such litigation may adversely affect our results of operations and financial condition.

Risk Factors Related to our common stock

An active, liquid trading market for our common stock may not continue.

It is possible that an active trading market for our common stock may not be sustained. If an active and liquid trading market does not continue, our stockholders may have difficulty selling any of our common stock. Among other things, in the absence of a liquid public trading market:

•	you may not be able to liquidate your investment in shares of common stock;

•	you may not be able to resell your shares of common stock at or above the price attributed to them in the business combination;

•	the market price of shares of common stock may experience significant price volatility; and

•	there may be less efficiency in carrying out your purchase and sale orders.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If no or few analysts commence coverage of us, the trading price of our stock could be negatively affected. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our stock, which in turn could cause our common stock price to decline.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Certain of our stockholders and members of our management have rights, subject to certain conditions, to require us to file registration statements covering shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders. Any such sales, including sales of a substantial number of shares or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in ownership dilution to you as a stockholder and cause the trading price of our common stock to decline.

General Risk Factors

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and our growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

We will incur increased costs as a result of becoming a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance, and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies for reporting and corporate governance purposes generally have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

Our business and financial results may be affected by various litigation and regulatory proceedings.

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future. These proceedings have included, and in the future may include, matters involving personnel and employment issues, workers’ compensation, personal and property injury, disputes relating to acquisitions (including contingent consideration), governmental investigations and other proceedings. Some historical and current legal proceedings and future legal proceedings may purport to be brought as class actions on behalf of similarly situated parties including with respect to employment-related matters. We cannot be certain of the ultimate outcomes of any such claims, and resolution of these types of matters against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely affect our business or financial results.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

Our principal executive office is in Miami, Florida. In addition to our headquarters, we have the following operating locations:

	Facility:	Primary Purpose:
•	Goodyear, AZ	Aircraft MRO, Storage, Modification and Disassembly
•	Roswell, NM	Aircraft MRO, Storage, Disassembly, and Distribution
•	Rio Rancho, NM	Landing Gear MRO
•	Miami, FL	Corporate Headquarters and Engineered Solutions Operations
•	Miami, FL	Hydraulic, Pneumatic, Flight Control Surfaces, Electro-Mechanical Component MROs
•	Memphis, TN	USM Sales, Distribution and Component MRO
•	Dublin, Ireland	Flight Equipment Asset Management
•	Bridgend, United Kingdom	Regional Representative Sales Offices
•	Singapore	Regional Representative Sales Offices

Our Goodyear, AZ and Roswell, NM facilities are located in the airport at the Phoenix Goodyear Airport and Roswell International Air Center, respectively, and make up two of our FAA-authorized repair station operations centers. Combined, they feature over 650,000 square feet of hangar space and with a capability of dry desert long-term storage for up to 650 aircraft. In addition to having airframe maintenance service offerings at these facilities, we have FAA-authorized repair station operations in our Rio Rancho, NM, Memphis, TN, and Miami, FL facilities that provide component MRO service offerings.

We primarily distribute USM parts from our dedicated distribution warehouse located in Memphis, TN, in addition to on-site bulk storage capacity at our Roswell, NM facility. These facilities collectively provide more than 300,000 square feet of available space to efficiently manage our Flight Equipment inventories and facilitate support of our customers’ urgent spare part requirements with non-stop delivery capacity to destinations worldwide.

ITEM 3	LEGAL PROCEEDINGS

From time to time, we are subject to litigation incidental to our business. We are not currently party to any legal proceedings that would be reasonably expected to have a material adverse effect on our business or financial condition.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and warrants are currently listed on the Nasdaq Capital Market under the symbols “ASLE” and “ASLEW,” respectively since December 23, 2020.

Holders of Record

As of February 3, 2021, there were 1,300 holders of record of our common stock and 932 holders of record of our Warrants.

Dividends

We have not paid any cash dividends on the common stock to date. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. Currently, the terms of the PSP funding prohibit us from paying stock dividends through March 31, 2022. Accordingly, we are prohibited from declaring any cash dividends to holders of the common stock prior to that date.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 7, 2019, Monocle consummated its initial public offering (the “Monocle IPO”) of 17,250,000 units, inclusive of 2,250,000 units sold to the underwriters upon the election to fully exercise their over-allotment option, at a price of $10.00 per unit, generating total gross proceeds of $172.5 million. Each unit consisted of one share of Monocles’s common stock, par value $0.0001 per share (“Monocle Common Stock”), and one redeemable warrant of Monocle. Each warrant entitled the holder thereof to purchase one share of Monocle Common Stock for $11.50 per share, subject to adjustment.

Cowen and Company, LLC and Chardan Capital Markets, LLC acted as the joint book-running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-228470). The SEC declared the registration statement effective on February 6, 2019.

Simultaneously with the consummation of the Monocle IPO and the full over-allotment option, Monocle also consummated a private placement (the “Monocle Private Placement”) of an aggregate of 717,500 private units to Monocle Partners, LLC and Cowen Investments II LLC at a price of $10.00 per private unit, generating total proceeds of $7,175,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Monocle paid a total of $3,450,000 underwriting discounts and commissions and $564,101 for other costs and expenses related to the Monocle IPO. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from the Monocle IPO, including the full exercise of the underwriters’ over-allotment option, and the Monocle Private Placement were approximately $175,660,899, of which $174,225,000 was placed in a trust account.

After deducting payments to existing shareholders of $165.8 million in connection with their exercise of redemption rights and the payment of $10.2 million of expenses paid from the trust account, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth.

Performance Graph

The following graph compares the cumulative total stockholder return for (i) our common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the S&P 500 Aerospace & Defense Index (“S&P A&D”). Our common stock is shown from February 28, 2019, the first day Monocle’s common stock was traded following its initial public offering, through December 31, 2020. For the period between February 28, 2019 through December 22, 2020 the figures relate to Monocle’s common stock, and for the period between December 23, 2020 through December 31, 2020, the figures relate to AerSale Corporation’s common stock. The graph assumes an initial investment of $100 in Monocle’s common stock at the market close on February 28, 2019. This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of AerSale Corporation under the Securities Act or the Exchange Act.

ITEM 6	[RESERVED.]

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated by AerSale because of the factors described in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements.” A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018 is included in our final prospectus filed pursuant to Rule 424(b)(3) (File No. 333-252703), filed with the SEC on February 10, 2020 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

General

Monocle Acquisition Corporation (“Monocle”) was initially formed on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

On December 22, 2020, (the “Closing Date”), Monocle consummated the previously announced business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated September 8, 2020 (the “Merger Agreement”) by and among Monocle, AerSale Corporation (f/k/a Monocle Holdings Inc.), a Delaware corporation (the “Company”), AerSale Aviation, Inc. (f/k/a AerSale Corp.), a Delaware corporation (“AerSale Aviation”), Monocle Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), and Leonard Green & Partners, L.P., a Delaware limited partnership, solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the “Business Combination” and in connection therewith, Monocle merged with and into us, whereby we survived the merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Exchange Act.

Upon the consummation of the Merger: (a) Merger Sub 1 was merged with and into Monocle, with Monocle surviving the merger as a wholly-owned direct subsidiary of the Company (the “First Merger”), and (b) Merger Sub 2 was merged with and into AerSale Aviation, with AerSale Aviation surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Second Merger”). In connection with the closing of the Business Combination (the “Closing”), AerSale Aviation changed its name from “AerSale Corp.” to “AerSale Aviation, Inc.” and the Company changed its name from “Monocle Holdings Inc.” to “AerSale Corporation”. Immediately following the Merger, the Company contributed all of its ownership in Monocle to AerSale Aviation which will continue as a wholly owned subsidiary of the Company.

The Company

AerSale operates as a platform for serving the commercial aviation aftermarket sector. AerSale’s top executives have on average over 30 years of experience in aircraft and engine (“Flight Equipment”) management, sales and maintenance services, and are supported by an experienced management team. In 2010, AerSale partnered with private equity firm Leonard Green & Partners, L.P. to scale our business and finance the creation of a purpose-built and fully integrated aviation company. AerSale has established a global footprint focused on providing products and services that maximize the value of Flight Equipment in the middle to end of its operating life cycle.

We are a worldwide provider of aftermarket commercial aircraft, engines, and their parts to passenger and cargo airlines, leasing companies, original equipment manufacturers (“OEM”), government and defense contractors, and maintenance, repair and overhaul (“MRO”) service providers. AerSale reports its activities in two business segments: Asset Management Solutions, comprised of activities that extract value from strategic asset acquisitions either as whole assets or by disassembling for used serviceable material (“USM”); and TechOps, comprised of MRO activities for aircraft and their components, and sales of internally developed engineered solutions products.

AerSale focuses on mid-life Flight Equipment and monetizes them through its Asset Management Solutions segment. Asset Management Solutions’ activities include monetization of assets through the lease or sale of whole assets, or through disassembly activities in support of AerSale’s USM-related activities. AerSale’s monetizing services have been developed to maximize returns on mid-life Flight Equipment throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at its retirement. AerSale accomplishes this by utilizing its deep market and technical knowledge related to the management of Flight Equipment sales, leasing and MRO services. To extract value from the remaining flight time on whole assets, AerSale provides flexible short-term (generally less than five years) leasing solutions of Flight Equipment to passenger and cargo operators across the globe. Once the value from the Flight Equipment’s flight time has been extracted, Flight Equipment is considered to be at or near the end of its useful life and is analyzed for return maximization as either whole asset sales or disassembled for sale as USM parts. Revenues from this segment are segregated between Aircraft and Engine depending on the asset type that generated the revenue. Lease revenues and the related depreciation from aircraft and engines installed on those aircrafts is recognized under the Aircraft category. Revenues from sales of whole aircraft and related cost of sales are allocated between the Aircraft and Engine categories based on the allocated cost basis of the asset sold.

AerSale’s TechOps segment provides internal and third-party aviation services, including internally developed engineered solutions, full heavy aircraft maintenance and modification, component MRO, as well as end-of-life disassembly services. AerSale’s MRO business also engages in longer-term projects such as aircraft modifications, cargo/tanker conversions of aircraft, and aircraft storage. The TechOps segment also includes MRO services for landing gear, thrust reversers, hydraulic systems, and other aircraft components.

AerSale utilizes these capabilities to support its customers’ Flight Equipment, as well as to maintain and improve AerSale’s owned Flight Equipment, which is subsequently sold or leased to AerSale’s customers. These processes require a high degree of expertise on each individual aircraft or component that is being serviced. AerSale’s knowledge of these processes allow AerSale to assist customers to comply with applicable regulatory and OEM requirements. A significant amount of skilled labor is required to support this process, which the Company has accumulated through its diversified offerings.

In addition to AerSale’s aircraft and USM parts offerings, AerSale develops Engineered Solutions consisting of Supplemental Type Certificates (“STCs”) that can be installed on existing Flight Equipment to improve performance, comply with regulatory requirements, or improve safety. An example of these solutions is the AerSafe® product line, which AerSale has designed and obtained Federal Aviation Administration (“FAA”) approval to sell as a solution for compliance with the FAA’s fuel tank flammability regulations. These products are proprietary in nature and function as non-OEM solutions to regulatory requirements and other technical challenges, often at reduced delivery time and cost for operators. In order to develop these products, AerSale engages in research and development activities.

Impact of COVID-19

COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has impacted nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, the closing of borders, “shelter in place” orders and business closure. As a result, commercial airlines have experienced a decline in demand for air travel. The reduced number of aircraft in service and corresponding flying hours negatively impacts the demand for AerSale’s services, and prolonged reduction could materially and adversely affect AerSale’s business, operating results, financial condition, and liquidity. An extended pandemic, or the threat thereof, could also result in capacity restrictions that may lead to lower productivity in AerSale’s service locations, temporary closure of AerSale’s offices and facilities, travel restrictions for AerSale’s workforce and other voluntary actions that may result in business disruptions.

Early in March 2020, as AerSale began to see the impacts to its customers, the Company took decisive actions to position itself for the short-term impacts of COVID-19, while allowing the Company the flexibility to quickly pursue the opportunities that would follow. The Company cancelled approximately $20 million of feedstock opportunities under negotiation, as it evaluated the impacts of COVID-19 on asset valuations. The Company also reexamined its structure and executed measures in March 2020 to adjust the business through strategic headcount reductions and suspension of various other initiatives to reduce costs by over $20 million on an annualized basis. These measures enabled the Company to remain cash flow positive through the year ended December 31, 2020.

While we expect that the effects of COVID-19 will continue to negatively impact some of AerSale’s business units, we believe that our counter cyclical business units are positioned to perform well during this same period. These include AerSale’s TechOps MROs in Goodyear, AZ and Roswell, NM, which are experiencing outsized growth due to the high demand for aircraft preservation and storage, as well as AerSale’s Asset Management Solutions business units responsible on the buy-side for acquisition of surplus Flight Equipment assets. As the pandemic is reigned in and passenger air travel continues to normalize, revenues for these same business units are expected to grow as aircraft are re-activated from storage and require MRO services (e.g. de-preservation, inspection, maintenance, repairs, testing, reconfiguration, etc.) for return to service, and as demand for AerSale’s Asset Management Solutions sale-side activities pick up in step with increased demand for aircraft, engines, USM, and component MRO services due to associated growth in passenger air travel.

Due to the substantial decrease in passenger air travel and the consequential market decline in aircraft ‘belly space’ used to ship cargo, COVID-19 has dramatically increased the demand for dedicated freighter aircraft to meet the sustained demand for air cargo shipments. This has accelerated an opportunity for AerSale to supply air cargo operators with feedstock freight aircraft, serviceable engines and USM components to meet their expanding operations amid the pandemic.

AerSale also expects the effects of COVID-19 to have a significantly greater negative impact on AerSale’s non-integrated competitors which are exclusively concentrated in highly vulnerable aviation down-cycle sectors (e.g. flight equipment leasing, component MRO, and USM sales). For this reason, management is actively engaged in multiple M&A initiatives amid the current attractive environment to acquire low-performing businesses that we expect will rebound when the commercial aviation market returns to pre-COVID levels and which, in the interim, will increase AerSale’s scale, capabilities, and market reach, as well as benefit from operating with the integrated AerSale business structure.

AerSale’s customer base is diverse, and the Company has increasingly been able to cross-sell its products and services across multiple channels, not only for passenger aircraft, but also for cargo and government customers, including the US Department of Defense. The Company expects demand for Flight Equipment and services that support passenger traffic to gradually start recovering in the first half of 2021, and then accelerate through the second half of 2021 and beyond as available vaccines and therapeutics, advances in public health capacity, and safety protocols affecting the way passengers fly, make air travel more attractive for business and personal travelers. There is a high degree of uncertainty regarding the pace of this recovery, with a wide variance among industry analysts. For planning purposes, the Company has assumed that the demand for passenger air travel will not reach 2019 levels until 2023. However, AerSale is already starting to see signs of a recovery in commercial aviation and believes that the 2nd quarter of 2020 represented the trough for AerSale revenue and Adjusted EBITDA.

The current dislocation in the commercial aviation market presents certain unique opportunities for AerSale, and the Company is capitalizing on its business model to take advantage of these potential opportunities.

•	The Company is well positioned to acquire a substantial amount of feedstock with aircraft retirements forecasted to reach a total of 4,000 between 2020 and 2024.

•	Increased feedstock of in-production aircraft will allow the Company to participate in burgeoning USM markets that have previously relied almost exclusively on OEM new material; expanding its presence in a $4 billion plus market that is forecasted to grow as customers look for low cost, high quality solutions. USM material typically provides a cost advantage over OEM new material of approximately 30% or more.

•	AerSale anticipates accelerated acquisition of additional Flight Equipment and is particularly focused on responding to the expected increase in demand for passenger-to-freighter conversion feedstock, as well as to flight operators and lessors looking to acquire used replacement engines in order to avoid costly engine repairs.

•	The Company has experienced a dramatic rise in demand for dry desert aircraft storage services at its Goodyear, AZ and Roswell, NM facilities. Typical demand for aircraft storage pre-COVID was averaging just over 100 aircraft, while the number of aircraft in storage surpassed 450 by the end of 2020, out of a total capacity of up to 650 aircraft. As one of the largest providers of aircraft storage, the Company is seeing a significant rise in storage and preservation revenues, which is expected to continue through 2021.

•	As many of the aircraft in storage at our facilities will return to service with new operators in a normalizing market going forward, AerSale expects to see a surge in demand for the Company’s aircraft MRO services, including interior modifications, cargo conversion services, and equipment upgrades.

•	Record numbers of aircraft in storage at our facilities is also expected to significantly increase AerSale’s “first-access” aircraft buying opportunities, while simultaneously providing a significant savings advantage through the reduced logistical costs associated with purchasing aircraft on-site.

•	AerSale will accelerate the organic expansion of MRO capabilities within its TechOps facilities (e.g. increased landing gear MRO operations at the Company’s Landing Gear Solutions facility in Rio Rancho, NM); however, as with the Asset Management Solutions segment, greater focus is now being shifted towards targeted pandemic-resilient markets, including cargo, defense, and government sectors.

•	Management expects to see an uptick in mergers and acquisition (“M&A”) opportunities from non-integrated and less disciplined competitors who had been heavily acquiring mid-life assets in the overheated pre-COVID market run up. AerSale believes it is entering an ideal period to accelerate its non-organic growth through increased M&A initiatives, while benefiting from greater market share and workforce availability in a less-crowded and less-competitive landscape.

The Company believes that its available liquidity under its existing credit facility and the cash proceeds from the closing of the Merger will provide it with sufficient resources to take advantage of the business opportunities it foresees with its adaptive business strategy. The Company has a proven historical track record of highly disciplined asset acquisitions in post recessionary environments achieving high returns and minimal inventory obsolescence charges.

As the Company responds to the changing business environment caused by COVID-19, it expects the mix of business in its two business segments to change, with the percentage of business coming from TechOps increasing. The Company believes that this short-term change in mix demonstrates the ability of its diverse offerings to respond effectively to changing market dynamics. As the commercial aviation market recovers, the Company expects both segments to benefit from the recovery.

There are many uncertainties regarding COVID-19, and we continue to closely monitor the impact of the pandemic on all aspects of our business, including how it is impacting our customers, employees, suppliers, vendors, business partners and distribution channels. See Item 1A. Risk Factors for additional risks and uncertainties related to COVID-19’s impact on our business, including “The coronavirus pandemic has had a material adverse impact on our business, operating results, financial condition, and liquidity, and the duration and extent of the pandemic could prolong or increase the adverse impact.”

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires AerSale’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include revenue recognition, the useful lives of property and equipment, useful lives and residual values of Flight Equipment held for lease, allowances for doubtful accounts and sales returns, the income tax provision, impairment of long-lived assets, valuation of inventory, valuation and useful lives of intangibles, goodwill and contingencies.

AerSale believes the following critical accounting policies are affected by its judgments and estimates used in the preparation of AerSale’s Consolidated Financial Statements:

Revenue Recognition

Sales of aircraft and engine parts, which may include sales of whole aircraft and engines, are reported net of estimated returns and allowances. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages.

Freight costs charged to buyers are recorded in both revenue and selling, general and administrative expenses within the Consolidated Statements of Operations.

AerSale leases Flight Equipment under operating leases that contain monthly base rent and reports basic rental income straight line over the life of the lease as it is earned. Additionally, AerSale’s leases provide for maintenance reserves (also known as supplemental rent), which is calculated based on the number of hours or cycles an operator uses the leased Flight Equipment and, for certain components, based on the amount of time until maintenance of that component is required. In certain leases, AerSale records supplemental rent paid by the lessees as maintenance deposit payment liabilities in recognition of AerSale’s contractual commitment to reimburse qualifying maintenance. Reimbursements to the lessees upon receipt of evidence of qualifying maintenance work are charged against the existing maintenance deposit payment liabilities. In leases where AerSale is responsible for performing certain repairs or replacement of aircraft components or engines, supplemental rent is recorded as revenue in the period earned. In the event of premature lease termination or lessee default on the lease terms, revenue recognition will cease when the amount outstanding exceeds the customer’s deposit held.

AerSale applies ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606 revenue is measured based on the consideration specified in a contract with a customer, and excludes any sales commissions and taxes collected and remitted to government agencies. AerSale recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

When AerSale enters into a contract, AerSale’s management evaluates if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations. In certain cases, AerSale’s service contract with a customer is considered one performance obligation if the service provided meets certain criteria including the service being provided is significantly integrated with other obligations under the relevant contract, the service provided significantly modifies or customizes another good or service or the good or service is highly interdependent or interrelated with another good or service. If the contract has more than one performance obligation, AerSale determines the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on the relative standalone selling prices.

The transaction price of a contract, which can include both fixed and variable amounts, is allocated to each performance obligation identified. Certain contracts contain variable consideration, which could include incremental fees or penalty provisions related to performance. Variable consideration that can be reasonably estimated based on current assumptions and historical information is included in the transaction price at the inception of the contract, but limited to the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Variable consideration that cannot be reasonably estimated is recorded when known.

AerSale’s performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to AerSale’s customers. The majority of AerSale’s sales of products are recognized at a point in time upon transfer of control to the customer which generally occurs upon shipment.

For AerSale’s service revenue, the performance obligations are generally satisfied over time. AerSale measures progress in a manner that depicts the performance of transferring control to the customer. As such, AerSale utilizes the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. AerSale is required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs, and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results.

Changes in estimates and assumptions related to AerSale’s arrangements accounted for using the modified retrospective method are recorded using the cumulative catch-up method of accounting.

Inventory Cost

Inventory is valued at the lower of cost or market value. For purchases of whole aircraft and engines for sale or lease, cost is determined using the specific identification method whereby total cost is the cost paid, including certain capitalizable asset acquisition costs, to acquire such assets as a whole.

Additionally, AerSale purchases certain whole aircraft and engines to disassemble and supply its engine and airframe parts inventory. For aircraft and engine parts that originate from such dismantled aircraft and engines, cost is determined using a ratio calculated based on the relationship of the cost of the dismantled aircraft or engine at the time of purchase to the total estimated sales value of the dismantled aircraft or engine at the time of purchase. At the time of sale, this ratio is applied to the sale price of each individual airframe and/or engine part to determine its allocated cost. At the time of sale, the sum of an individual part’s allocated cost and actual repair or overhaul costs incurred represent the total cost for such part. Inventory not expected to be sold within the operating cycle is classified as non-current inventory on the Consolidated Balance Sheets.

AerSale evaluates this ratio periodically, and if necessary, updates sales estimates and makes prospective adjustments to this ratio. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated sales value at the time of the review. Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of sales when associated parts are sold. During the year ended December 31, 2020, AerSale recorded an inventory reserve of $13.1 million mostly related to the early discontinuation of an aircraft platform by its largest operator driven by the impact of COVID-19 on demand for passenger flights.

Goodwill

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

For purposes of reviewing impairment and the recoverability of goodwill, AerSale’s management must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit, including market multiples, discount rates, etc.

As a result of the COVID-19 pandemic and its impact on the aviation industry, AerSale performed a qualitative impairment analysis as of June 30, 2020. The Company also performed its annual quantitative impairment analysis as of October 1, 2020 on the goodwill for the Asset Management Solutions and TechOps segments, and concluded the fair value of each reporting unit exceeded their carrying values, and thus no impairment charge was recorded.

Customer Relationships and Other Intangible Assets

Intangibles arising from business combinations, including customer relationships and FAA certificates are initially recorded at fair market value. Customer relationships are amortized over ten years and favorable leases are amortized over the remaining term of the lease. Straight-line amortization is utilized. Where there are no legal, regulatory, contractual, or other factors that would reasonably limit the useful life of an intangible asset, that asset is classified as indefinite lived and such intangible assets are not amortized.

Other intangible assets with indefinite and definite lives are assessed for impairment annually, or more frequently when events or circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition. AerSale performed a quantitative impairment analysis as of June 30, 2020 on the indefinite lived intangible assets and concluded there were no impairments.

AerSale annually reviews the estimated lives and methods used to amortize other intangible assets. The actual amounts of amortization expense may differ materially from AerSale’s estimates, depending on the results of AerSale’s annual review.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and long-lived to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. AerSale performed an impairment analysis on the property and equipment and concluded there was no impairment for the year ended December 31, 2020.

On a quarterly basis, AerSale’s management monitors its Flight Equipment lease portfolio for events that may indicate that a particular asset may need to be evaluated for potential impairment. These events may include a decision to sell an asset (in whole or as USM parts), knowledge of specific damage to an asset, or supply/demand events that may affect AerSale’s ability to lease an asset in the future. On an annual basis, even absent any such triggering event, AerSale evaluates the carrying value of the assets in its Flight Equipment lease portfolio to determine if any impairment exists.

Impairment may be identified by several factors, including, comparison of estimated sales proceeds or undiscounted forecasted cash flows over the life of the asset with the asset’s book value. If the forecasted undiscounted cash flows are less than the book value, the asset is written down to its fair value. When evaluating for impairment, AerSale groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In AerSale’s Flight Equipment portfolio, this is at the individual asset level (e.g., engine or aircraft), as each asset generates its own stream of cash flows, including lease rents, maintenance reserves and repair costs.

AerSale must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists.  Those estimates, and the underlying assumptions, are as follows:

•	Fair value – AerSale determines fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors such as current data from airlines, engine manufacturers, and MRO providers as well as specific market sales and repair cost data.

•	Future cash flows – when evaluating the future cash flows that an asset will generate, AerSale makes assumptions regarding the lease market for specific asset models, including estimates of market lease rates and future residual values.

If the undiscounted forecasted cash flows and fair value of AerSale’s long-lived assets decrease in the future, AerSale may incur impairment charges.

Inventory, which consists of complete aircraft and engines held for sale, as well as related parts, is valued at the lower of cost or market value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical sales patterns, and future sales expectations. AerSale has recorded an impairment of its flight equipment for $3.0 million during the year ended December 31, 2020.

Accounting for Maintenance Expenditures and Maintenance Reserves

Pursuant to certain of AerSale’s aircraft leases, the lessee is responsible for performing required maintenance and repairs on the leased asset and is required to have the obligation to make monthly maintenance reserve payments to AerSale, in arrears following the usage month. Upon the lessee’s presentation of invoices evidencing the completion of qualifying maintenance, AerSale will reimburse the lessee for the cost of the maintenance, up to the amount of the maintenance payments that have been received by AerSale from the lessee. Unless otherwise provided in the relevant contract, AerSale records such maintenance payments paid by the lessees as maintenance deposit payment liabilities to record AerSale’s contractual commitment to reimburse such qualifying maintenance.

Reimbursements to the lessees upon receipt of evidence for qualifying maintenance work are charged against the existing maintenance deposit payment liabilities.

For other lease contracts (primarily engine lease contracts) where the terms of the lease are designed specifically to allow AerSale to directly manage the occurrence, timing, and associated cost of qualifying maintenance work on the Flight Equipment, supplemental rent collected during the lease is recognized as lease revenue in the period earned.

Any amounts of maintenance deposit payments existing at the end of a lease contract are released and recognized as lease revenue or applied against outstanding accounts receivable at lease termination.

Useful Lives

Aircraft are depreciated over the assets’ useful life using the straight-line method to the estimated residual value based on the total remaining life before disassembly or outright scrap metal value. AerSale’s typical aircraft useful lives range from two to ten years.

Engines are depreciated using the straight-line method to the estimated residual value based on the total life remaining before disassembly. To arrive at the total engine life remaining before disassembly, the remaining life of the engine’s life-limited parts, the estimated utilization, and condition, as well as the aircraft fleet supported by the engine model are considered and evaluated on a quarterly basis.

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note B to AerSale’s Consolidated Financial Statements included in this 10-K.

Results of Operations

Sales and gross profit for AerSale’s two business segments for the years ended in December 31, 2020 and 2019 were as follows:

Year ended December 31, 2020 compared to the year ended December 31, 2019

	Year ended December 31,
(in thousands, except percentages)	2020	2019	Percent Change
Revenue
Asset Management Solutions
Aircraft	$53,639	$98,736	(45.7)%
Engines	45,072	123,088	(63.4)%
	$98,711	$221,824	(55.5)%
TechOps
MRO	$103,899	$69,389	49.7%
Product Sales	6,328	12,988	(51.3)%
	$110,227	$82,377	33.8%

	$208,938	$304,201	(31.3)%

	Year ended December 31,
(in thousands, except percentages)	2020	2019	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$11,914	$27,592	(56.8)%
Engines	17,383	40,113	(56.7)%
	$29,297	$67,705	(56.7)%
TechOps
MRO	$21,883	$11,125	96.7%
Product Sales	1,609	6,219	(74.1)%
	$23,492	$17,344	35.4%

	$52,789	$85,049	(37.9)%

Total revenues decreased $95.3 million or 31.3% to $208.9 million for the year ended December 31, 2020, from $304.2 million for the year ended December 31, 2019, driven by a decrease of $123.1 million, or 55.5%, within Asset Management Solutions and an increase of $27.9 million, or 33.8% million, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased $123.1 million or 55.5%, to $98.7 million for the year ended December 31, 2020, from $221.8 million for the year ended December 31, 2019, due to a $45.1 million, or 45.7%, decrease in revenues from Aircraft, and a $78.0 million, or 63.4%, decrease in revenues from Engines. The decrease in Aircraft revenues is primarily attributable to decreased activity in the A320 and B737 product lines as a result of lower trading and leasing volume. The reduction in revenue from Aircraft due to lower trading volume amounted to $27.4 million. The decrease in Engines revenues is primarily attributable to decreased activity in the CF6-80, CFM56, and V2500 product lines as a result of lower trading volume and USM sales, for a total decrease of $39.6 million. The reductions in leasing, USM sales, and asset trading are directly related to the global decrease in demand for flight hours in response to the COVID-19 pandemic. In June 2019, AerSale acquired Qwest Air Parts and fully integrated this business within the operations of the Asset Management Solutions segment effective January 2020. As such, the impact of this acquisition on total segment revenues for the year ended December 31, 2020 is not determinable.

Cost of sales in Asset Management Solutions segment decreased $84.7 million or 55.0%, to $69.4 million for the year ended December 31, 2020, compared to $154.1 million for the year ended December 31, 2019. The decrease in cost of sales was primarily driven by the sales decrease discussed above, and partially offset by the inventory reserve recorded during the year ended December 31, 2020. Gross profit in the Asset Management Solutions segment decreased $38.4 million or 56.7%, to $29.3 million for the year ended December 31, 2020, from $67.7 million for the year ended December 31, 2019. The margin reduction is mainly attributable to an inventory reserve and an impairment of Flight Equipment of which $12.9 million relates to Aircraft, and $3.0 million relates to Engines for the year ended December 31, 2020, which was partially offset by additional lease margins from the settlement of aircraft maintenance reserves.

Aircraft gross profit margins decreased to 22.2% for the year ended December 31, 2020, from 27.9% for the year ended December 31, 2019 due to the impact of the inventory reserve and impairment adjustment noted above, offset by USM sales in various platforms where costs had been fully recaptured and end-of-lease maintenance settlements. Engines gross profit margins increased to 38.6% for the year ended December 31, 2020, from 32.6% for the year ended December 31, 2019, primarily due to reduced cost from lower utilization of leased engines by many of AerSale’s customers.

TechOps

AerSale’s revenue from TechOps increased by $27.8 million or 33.8%, to $110.2 million for the year ended December 31, 2020, compared to $82.4 million for the year ended December 31, 2019. The increase was primarily driven by increased demand for maintenance and storage programs, including preservation work, based on the increase in fleet groundings due to reduced passenger flight volume related to COVID-19, as well as the ACT acquisition.

Cost of sales in TechOps increased $21.7 million or 33.4%, to $86.7 million for the year ended December 31, 2020, from $65.0 million for the year ended December 31, 2019, which is consistent with the sales increase discussed above. Gross profit in TechOps increased $6.2 million or 35.4%, to $23.5 million for the year ended December 31, 2020, compared to $17.3 million for the year ended December 31, 2019. The increase in gross profit is primarily attributable to increased contributions from maintenance and storage programs, along with higher gross profit driven by the acquisition of Aircraft Composite Technologies (“ACT”) in January 2020, which generated revenues of $6.6 million and gross profit of $3.8 million. Gross profit margin increased by 20 bps to 21.3% for the year ended December 31, 2020 compared to 21.1% for the year ended December 31, 2019, and was largely attributable to an overall change in the product mix of the segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, excluding the transaction costs, decreased $4.2 million, or 7.0% to $55.6 million for the year ended December 31, 2020, as compared to $59.8 million for the year ended December 31, 2019. The decrease is the direct result of cost saving initiatives implemented in response to the COVID-19 pandemic, partially offset by the Qwest and ACT acquisitions in June 2019 and January 2020, respectively, which represent $3.1 million of the balance for the year ended December 31, 2020.

CARES Act Proceeds

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and is intended to assist the economy by issuing a relief package to preserve jobs in industries adversely impacted by the COVID-19 outbreak. On June 8, 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive $16.4 million in emergency relief through the CARES Act payroll support program (“PSP1”) to be paid in installments. The proceeds of the grant are recorded within accrued expenses when received and are recognized as CARES Act proceeds in the statement of operations over the periods that the funds are intended to compensate. As of December 31, 2020, we had received $12.7 million in grant proceeds under the CARES Act payroll support program and this amount has been recognized as CARES Act proceeds in the statement of operations. We received the remaining balance of PSP1 during the first quarter of 2021.

As part of the Payroll Support Extension Law (“PSP Extension Law”), we entered into a new agreement with the U.S. Department of the Treasury (“PSP2”) on March 4, 2021 for the receipt of relief funds of $5.5 million. In connection with the financial assistance we have received under the Payroll Support Program, we are required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through March 31, 2021. The agreement requires us to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, we are subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through March 31, 2022, as well as limitations on the payment of certain employee compensation through October 1, 2022. These restrictions may affect our operations and if we do not comply with these provisions, we may be required to reimburse up to 100% of any previously received relief funds.

Transaction Costs (Recovered) Incurred

Transaction costs recovered for the year ended December 31, 2020, were $1.4 million, as compared to costs incurred of $3.2 million for the year ended December 31, 2019. The recovery during 2020 is related to the release of consulting fees previously accrued for and expensed in 2019 but recorded as a reduction of equity in December 2020 when paid upon the closing of the Merger.

Interest Expense

Interest expense decreased to $1.6 million for the year ended December 31, 2020, as compared to $3.0 million for the year ended December 31, 2019. As of December 31, 2020, AerSale had no outstanding debt.

Income Taxes

The effective tax rate from continuing operations for the year ended December 31, 2020 was 16.3% compared to 21.2% for the year ended December 31, 2019. The decrease in effective tax rate was mainly a result of an increase in favorable permanent differences related to the transaction costs paid in 2020. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2020 is primarily due to the impact of state income taxes, and permanent differences related to transaction costs and meals and entertainment expenses, amongst others. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2019 was primarily due to the impact of state and foreign income taxes, and return to provision adjustments.

Financial Position, Liquidity and Capital Resources

As of December 31, 2020, AerSale had $29.3 million of cash and cash equivalents. AerSale finances its growth through cash flows generated from operations and borrowings secured by AerSale’s assets. Cash derived from borrowings amounted to $96.7 million for the year ended December 31, 2020, compared to $77.7 million, for the year ended December 31, 2019. In the same time periods $96.7 million and $77.7 million, respectively, was used to pay down related debt. The Company also received additional paid in capital resulting from the Merger in the amount of $48.6 million. As of December 31, 2020, AerSale had no outstanding debt balance.

Cash Flows—year ended December 31, 2020 compared to year ended December 31, 2019

Cash Flows from Operating Activities

Net cash used in operating activities was $12.2 million for the year ended December 31, 2020 compared to cash provided of $45.5 million for the same period in 2019. The decrease of $57.7 million was primarily attributable to the timing of inventory purchases, which was primarily driven by the acquisition of Flight Equipment, as well as lower collections of trade receivables, and lower results from operations excluding non-cash items.

Cash Flows from Investing Activities

Net cash used in investing activities was $21.1 million for the year ended December 31, 2020, compared to cash used of $62.1 million in the same period for 2019. Cash used during the year ended December 31, 2020 is primarily related to a business acquisition totaling $17.0 million. The decrease in cash used during the year ended December 31, 2020 when compared to prior year is primarily related to lower acquisition of Flight Equipment to support the leasing portion of the Asset Management Solutions segment in 2020, along with lower cash expended for business acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $45.2 million, compared to cash used of $5.5 million in the same period for 2019. The cash provided by financing activities for the year ended December 31, 2020 is driven by additional paid in capital resulting from the Merger in the amount of $48.6 million, net of debt repayments, including full settlement of the Company’s long-term debt note. The cash used in financing activities for the year ended December 31, 2019 is primarily driven by the repayment of long-term debt from available cash.

Debt Obligations and Covenant Compliance

In July 2018, AerSale’s revolving credit agreement (the “Revolving Credit Agreement”) was amended and restated to, among other things, provide a $110.0 million aggregate amount of revolver commitments subject to borrowing base limitations and extend, subject to certain conditions, the maturity date to July 20, 2021.

The Revolving Credit Agreement provides commitments for a $110.0 million revolving credit facility and includes a $10 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans”. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes. The commitments under the Revolving Credit Agreement terminate on July 20, 2021, at which time all outstanding amounts on the Revolving Credit Agreement will be due and payable. Management has engaged in discussions with multiple banking institutions including the incumbent, Wells Fargo, who has expressed its intent to renew the existing facility. Management is evaluating the Wells Fargo offer along with proposals from other sources of financing.

As of December 31, 2020, there was no outstanding balance under the Revolving Credit Agreement and AerSale had $83.7 million of availability thereunder. AerSale was in compliance with its debt covenants as of December 31, 2020.

Effective March 12, 2021, the Company amended its Revolving Credit Agreement to provide a $150.0 million aggregate amount of revolver commitments subject to borrowing base limitations and extend, subject to certain conditions, the maturity date to March 12, 2024.

Contractual Obligations

Repayments of AerSale’s gross debt obligations primarily consist of scheduled installments due under term loans and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes AerSale’s contractual commitments at December 31, 2020:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
$110.0 million Senior Secured Revolving Credit Facility	$-	$-	$-	$-	$-
Revolving Credit Facility - Interest	-	-	-	-	-
$35.0 million Senior Secured Notes Payable	-	-	-	-	-
Senior Secured Notes Payable - Interest	-	-	-	-	-
Operating Lease Commitments	19,857	4,945	8,655	6,257	-
Capital Lease Commitments	197	181	16	-	-
	$20,054	$5,126	$8,671	$6,257	$-

As of December 31, 2020, the Company has purchase commitments for the acquisition of Flight Equipment, specifically Boeing 757-200 passenger aircraft, in the amount of $45.9 million to be fulfilled by the first quarter of 2021, of which a 10% deposit has been paid. The aircraft are stored at our heavy MRO facility located at the Roswell Air Center in New Mexico and are equipped with Rolls-Royce RB211-535 series engines, and an additional six spares are included in the purchase.

AerSale believes its equity base, internally generated funds, and existing debt facilities are sufficient to maintain its level of operations, as well as the purchase commitments of $45.9 million noted above, through December 31, 2021. If an event occurs that would affect AerSale’s ability to meet its capital requirements, AerSale’s ability to continue to grow AerSale’s asset base consistent with historical trends could be impaired and AerSale’s future growth limited to that which can be funded from internally generated capital.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

ITEM 8	financial statementS and supplementary data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AerSale Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of AerSale Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017

Fort Lauderdale, Florida

March 16, 2021

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$29,316,946	$17,505,002
Accounts receivable, net of allowance for doubtful accounts of $1,652,000 and $1,545,000 as of December 31, 2020 and 2019	50,214,991	51,867,653
Inventory:
Aircraft, airframes, engines, and parts, net	85,191,747	57,918,723
Advance vendor payments	6,205,479	3,247,255
Due from related party	474,257	6,130,990
Deposits, prepaid expenses, and other current assets	7,560,391	5,116,175
Total current assets	178,963,811	141,785,798
Fixed assets:
Aircraft and engines held for lease, net	86,844,145	111,896,294
Property and equipment, net	7,839,045	7,461,792
Inventory:
Aircraft, airframes, engines, and parts, net	55,463,352	37,043,804
Deferred income taxes	5,707,912	4,753,679
Deferred financing costs, net	366,750	1,034,564
Deferred customer incentives and other assets, net	270,782	324,869
Due from related party	5,449,739	5,449,739
Goodwill	19,860,168	13,858,551
Other intangible assets, net	28,363,988	20,375,166
Total assets	$389,129,692	$343,984,256

Current liabilities:
Accounts payable	$16,363,699	$17,030,404
Accrued expenses	8,576,941	9,629,084
Income tax payable	1,324,481	-
Lessee and customer purchase deposits	2,819,987	3,473,921
Current portion of long-term debt, net	-	3,351,714
Deferred revenue	2,594,979	7,708,761
Total current liabilities	31,680,087	41,193,884

Long-term lease deposits	1,144,935	4,184,874
Maintenance deposit payments and other liabilities	3,663,571	4,620,133
Total liabilities	36,488,593	49,998,891
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 41,046,216 shares and 5,285,054 shares, respectively	4,105	529
Additional paid-in capital	293,390,354	243,220,709
Retained earnings	59,246,640	50,764,127
Total equity	352,641,099	293,985,365
Total liabilities and stockholders' equity	$389,129,692	$343,984,256

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2020	2019	2018
Revenue:
Products	$49,390,126	$170,566,047	$178,580,286
Leasing	55,649,323	64,245,884	73,372,413
Services	103,898,798	69,389,272	38,779,350
Total revenue	208,938,247	304,201,203	290,732,049
Cost of sales and operating expenses:
Cost of products	49,889,691	131,671,553	157,524,530
Cost of leasing	24,243,806	29,217,035	29,077,463
Cost of services	82,015,605	58,263,856	31,961,251
Total cost of sales	156,149,102	219,152,444	218,563,244
Gross profit	52,789,145	85,048,759	72,168,805
Selling, general, and administrative expenses	55,634,855	59,813,607	46,611,982
CARES Act proceeds	(12,692,702)	-	-
Transaction costs (recovered) incurred	(1,435,705)	3,176,797	51,360
Income from operations	11,282,697	22,058,355	25,505,463
Other income (expenses):
Interest expense, net	(1,644,969)	(3,006,663)	(2,374,881)
Other income, net	494,465	611,109	367,806
Total other expenses	(1,150,504)	(2,395,554)	(2,007,075)
Income from continuing operations before income tax provision	10,132,193	19,662,801	23,498,388
Income tax (expense) benefit	(1,649,680)	(4,163,663)	3,227,061
Net income from continuing operations	8,482,513	15,499,138	26,725,449

Discontinued operations:
Gain from discontinued operations	-	-	22,640,442
Loss on deconsolidation of discontinued operations	-	-	(1,380,102)
Total discontinued operations	-	-	21,260,340
Net income	8,482,513	15,499,138	47,985,789
Net income attributable to noncontrolling interests	-	-	39,132,578
Net income attributable to AerSale Corporation	$8,482,513	$15,499,138	$8,853,211

Dividends attributable to preferred stockholders	-	34,632,836	33,577,536
Net income (loss) from continuing operations attributable to AerSale Corporation common shareholders	$8,482,513	$(19,133,698)	$(24,724,325)

Earnings (loss) per share - basic:
Earnings (loss) from continuing operations	$8.09	$(516.98)	$(185.14)
Loss from discontinued operations	-	-	(482.90)
Earnings (loss) per share - basic	$8.09	$(516.98)	$(668.04)

Earnings (loss) per share - diluted:
Earnings (loss) from continuing operations	$7.61	$(516.98)	$(185.14)
Loss from discontinued operations	-	-	(482.90)
Earnings (loss) per share - diluted	$7.61	$(516.98)	$(668.04)

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2020, 2019, and 2018

	AerSale Corporation Stockholders
							Total
	Preferred stock		Common stock		Additional paid-in	Retained	AerSale stockholders’	Noncontrolling
	Amount	Shares	Amount	Shares	capital	earnings	equity	interests
Balance at December 31, 2017 (as previously reported)	$2,000	200,000	$500	50,000	$243,218,738	$25,695,345	$268,916,583	$(39,132,578)
Conversion of shares due to merger recapitalization	(2,000)	(200,000)	29	5,235,054	1,971		-	-
Balance at December 31, 2017, effect of reverse merger (Refer to Note N)	$-	-	$529	5,285,054	$243,220,709	$25,695,345	$268,916,583	$(39,132,578)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	39,132,578
Net income from continuing operations attributable to AerSale Corporation	-	-	-	-	-	8,853,211	8,853,211	-
Balance at December 31, 2018	$-	-	$529	5,285,054	$243,220,709	$34,548,556	$277,769,794	$-
Cumulative effect of adjustment upon adoption of ASC 606 on January 1, 2019	-	-	-	-	-	716,433	716,433	-
Net income from continuing operations attributable to AerSale Corporation	-	-	-	-	-	15,499,138	15,499,138	-
Balance at December 31, 2019	$-	-	$529	5,285,054	$243,220,709	$50,764,127	$293,985,365	$-
Effect of reverse merger, net of closing costs of $10,742,000	-	-	3,566	35,656,859	49,127,199	-	49,130,765	-
Stock-based compensation			10	104,303	1,042,446	-	1,042,456
Net income from continuing operations attributable to AerSale Corporation	-	-	-	-	-	8,482,513	8,482,513	-
Balance at December 31, 2020	$-	-	$4,105	41,046,216	$293,390,354	$59,246,640	$352,641,099	$-

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income from continuing operations	$8,482,513	$15,499,138	$26,725,449
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	24,222,907	30,080,936	29,826,222
Amortization of debt issuance costs	740,372	802,280	1,019,953
Inventory impairment	13,651,271	5,557,481	1,084,247
Impairment of aircraft held for lease	3,035,578	-	-
Provision for doubtful accounts	211,696	54,939	618,786
Deferred income taxes	21,611	2,461,865	(7,815,572)
Stock-based compensation	1,042,456	-	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,586,940)	(21,535,624)	(8,936,950)
Inventory	(55,275,418)	3,420,729	7,717,316
Deposits, prepaid expenses, and other current assets	3,373,540	(2,848,692)	190,347
Deferred customer incentives and other assets	55,754	23,477	(3,580,770)
Advance vendor payments	(2,958,224)	(250,697)	341,797
Accounts payable	(800,943)	3,771,721	1,224,994
Income tax receivable	-	384	850,844
Income tax payable	1,324,481	-	-
Accrued expenses	(1,697,118)	3,159,718	3,564,972
Deferred revenue	(5,893,782)	1,748,328	4,152,140
Lessee and customer purchase deposits	1,775,908	2,822,894	1,411,814
Maintenance deposit payments and other liabilities	(956,562)	686,957	850,898
Net cash (used in) provided by operating activities	(12,230,900)	45,455,834	59,246,487
Cash flows from investing activities:
Business acquisitions	(16,975,595)	(26,081,080)	(22,283,660)
Proceeds from sale of assets	3,100,000	2,115,441	75,297,892
Acquisition of aircraft and engines held for lease, including capitalized cost	(5,127,892)	(36,478,888)	(7,589,143)
Purchase of property and equipment	(2,137,219)	(1,648,618)	(1,235,182)
Net cash (used in) provided by investing activities	(21,140,706)	(62,093,145)	44,189,907
Cash flows from financing activities:
Repayments of Long Term Secure Debt	-	-	(3,432,837)
Repayments of 8% Senior Secured Notes	(3,424,273)	(5,512,054)	(5,069,941)
Proceeds from Revolving Credit Facility	96,725,970	77,703,575	23,900,000
Repayments of Revolving Credit Facility	(96,725,970)	(77,703,575)	(97,500,000)
Payments of debt issuance costs	-	-	(1,680,447)
Proceeds from Merger	48,607,823	-
Net cash provided by (used in) financing activities	45,183,550	(5,512,054)	(83,783,225)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	-	18,050,201	(4,594,395)
Net cash used in financing activities	-	-	(1,225,937)
Net cash flows provided by (used in) discontinued operations	-	18,050,201	(5,820,332)
Increase (decrease) in cash and cash equivalents	11,811,944	(4,099,164)	13,832,837
Cash and cash equivalents, beginning of period	17,505,002	21,604,166	7,771,329
Cash and cash equivalents, end of period	$29,316,946	$17,505,002	$21,604,166

Supplemental disclosure of cash activities
Income taxes, net	2,650,000	8,529,000	4,656,000
Interest	855,000	2,296,000	2,310,000
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) equipment held for lease, net.	6,228,000	(22,468,000)	182,000

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF THE BUSINESS

Organization

Monocle Acquisition Corporation (“Monocle”) was initially formed on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

On December 22, 2020, (the “Closing Date”), Monocle consummated the previously announced business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated September 8, 2020 (the “Merger Agreement”) by and among Monocle, AerSale Corporation (f/k/a Monocle Holdings Inc.), a Delaware corporation (the “Company”), AerSale Aviation, Inc. (f/k/a AerSale Corp.), a Delaware corporation (“AerSale Aviation”), Monocle Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), and Leonard Green & Partners, L.P., a Delaware limited partnership, solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the “Business Combination” and in connection therewith, Monocle merged with and into us, whereby we survived the merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Exchange Act.

Upon the consummation of the Merger: (a) Merger Sub 1 was merged with and into Monocle, with Monocle surviving the merger as a wholly-owned direct subsidiary of the Company (the “First Merger”), and (b) Merger Sub 2 was merged with and into AerSale Aviation, with AerSale Aviation surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Second Merger”). In connection with the closing of the Business Combination (the “Closing”), AerSale Aviation changed its name from “AerSale Corp.” to “AerSale Aviation, Inc.” and the Company changed its name from “Monocle Holdings Inc.” to “AerSale Corporation.” Immediately following the Merger, the Company contributed all of its ownership in Monocle to AerSale Aviation which will continue as a wholly owned subsidiary of the Company.

The Company’s corporate headquarters are based in Miami, Florida, with additional offices, hangars, and warehouses globally.

Description of the Business

The Company is a worldwide provider of aftermarket commercial aircraft, engines, and their parts to airlines, leasing companies, manufacturers of original equipment, government and defense contractors, and repair and overhaul service providers. We focus on mid-life assets and monetize them through our Asset Management Solutions segment. Asset Management Solutions activities include monetization of the assets through leasing or sale of whole asset components, or through teardown activities in support of our Used Serviceable Material (“USM”) activities. Our monetizing services have been developed to maximize returns on mid-life Flight Equipment throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at their retirement. We do this by utilizing our deep market and technical knowledge in management of Flight Equipment sales, leasing and Maintenance, Repair, and Overhaul (“MRO”) activities. Beyond providing asset management services on our own flight equipment, we additionally provide asset management services to third-party clients complementing their infrastructure to optimize their Flight Equipment investments. While our offering to customers includes leasing of mid-life aircraft and engines, this service is offered in the context of a broader strategy to extract the maximum value from those assets. Frequently, we will offer a lease of an asset for the time period before its next scheduled overhaul (“green time”) on a short term or “spot” lease, with the intent of disassembling the asset at the conclusion of the lease. In turn, the vast majority of assets that we acquire are ultimately disassembled into parts once the remaining green time has been utilized.

The Company also operates six Federal Aviation Administration (“FAA”) Title 14 Code of Federal Regulations Part 145 Certified Repair Facilities (the MROs) located in Miami, Florida, Goodyear, Arizona, Memphis, Tennessee, as well as in Roswell and Albuquerque, New Mexico. These facilities provide the Company flexibility and control to quickly prepare Company aircraft, engines, and inventory for market, as their selective refurbishment is frequently required to meet customers’ unique demand. In addition to maintaining the Company’s fleet of aircraft, the MROs provide external customer support for maintaining their aircraft with general maintenance, preservation, lease return work, repair services, and long-term storage programs.

On January 7, 2020 the Company acquired all of the outstanding shares of Aircraft Component Technologies, Inc. (“ACT”), a Florida corporation located in Miami, Florida, for $16,976,000 in cash. The results of ACT operations have been included in the consolidated financial statements since the acquisition date. See Note T for further details.

On June 10, 2019, the Company acquired a USM distributor and certified repair facility, Qwest Air Parts, LLC (“Qwest”), a Florida limited liability company located in Memphis, Tennessee, for $26,081,000 in cash. The results of Qwest operations have been included in the consolidated financial statements since the acquisition date. See Note T for further details.

On November 28, 2018, the Company acquired a certified repair facility, Avborne Accessory Group, Inc., d/b/a Avborne Component Solutions (“Avborne”), a Delaware corporation located in Miami, Florida for $22,284,000 in cash. The results of Avborne’s operations have been included in the consolidated financial statements since the acquisition date. Avborne is a certified FAA Part 145 Repair Station that provides aviation maintenance, repair and overhaul services to the Company, affiliates, and external customers. See Note T for further details.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. As discussed in more detail in Note R, the Company also consolidates variable interest entities when required under accounting principles generally accepted in the United States (“U.S. GAAP”). All significant intercompany balances and transactions are eliminated upon consolidation.

The Merger has been accounted for as a reverse recapitalization (“Reverse Recapitalization”) in accordance with U.S. GAAP. This determination was principally based on AerSale Aviation’s business comprising the ongoing operations of the Company following the Merger, with its senior management continuing to comprise the management of the Company and its stockholders having majority of the voting power of the Company. For accounting purposes, Monocle is considered the “acquired” company and AerSale Aviation is considered the “acquirer.” Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of AerSale Aviation issuing stock for the net assets of Monocle, accompanied by a recapitalization. The consolidated assets, liabilities, and results of operations for all periods prior to the Reverse Recapitalization only reflect the historical consolidated financial statements of AerSale Aviation. Subsequent to the Reverse Recapitalization, the consolidated financial statements reflect the results of the combined entity. The shares and corresponding capital amounts and earnings per share available to common stockholders, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Variable Interest Entities (“VIE”)

An entity is referred to as a VIE if it meets the criteria outlined in Accounting Standards Codification (“ASC”) Topic 810, Consolidation.

As explained in Note R, the Company determined that AerLine Holdings, Inc. (“AerLine”) was a VIE that the Company was required to consolidate. Effective August 31, 2018, the Company determined that AerLine ceased to meet the criteria for VIE consolidation under U.S. GAAP and therefore has deconsolidated the VIE. Prior to August 31, 2018, transactions between the Company and AerLine and its subsidiaries were eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents are held primarily in interest-bearing accounts.

Foreign Currency

The Company has determined that the functional currency for its foreign subsidiaries is the U.S. dollar. The primary economic environment in which the entities generate or expend cash is in U.S. dollars as evidenced by the cash flows in or out from revenues, operating expenses, investing, and financings. Only general office expenses and payroll transactions are denominated in local currency.

Accounts Receivable

Accounts receivable include amounts receivable from customers for aircraft and engine parts sales, aircraft and engine basic and supplemental rents, and aircraft services. Contingent rents, also referred to as supplemental rent, and consumption of consignment inventory related to aircraft and engine parts that were earned or consumed, but unbilled, are also included in accounts receivable and totaled $615,000 and $1,860,000 at December 31, 2020 and 2019, respectively.

The Company sells to a variety of customers worldwide. For certain transactions and customers not requiring payment in full prior to shipment of goods, the Company extends credit based on an evaluation of the customers’ financial condition. The Company monitors exposure to credit losses and maintains an allowance for doubtful accounts for estimated losses in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, amount of receivables in dispute, current receivables aging, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. A rollforward of the allowance for doubtful accounts is as follows:

	2020	2019
Balance at beginning of year	$1,545,000	$1,528,000
Provision	212,000	55,000
Write-offs	(105,000)	(38,000)
Balance at end of year	$1,652,000	$1,545,000

On June 9, 2014, an aircraft leased to Air Indus suffered significant damage as the result of a terrorist attack. At that time, the Company recorded an impairment to the asset of $2,500,000 to adjust the carrying amount to the estimated residual value of  $1,085,000. An insurance claim was filed and the insurance company is negotiating the final settlement owed to the Company. The Company has recorded an insurance receivable of $2,500,000, offsetting the impairment loss, which has been recorded in accounts receivable. In accordance with U.S. GAAP, the probable amount of the insurance recovery, limited to the amount of the loss recognized, was recorded as the insurance receivable. The Company believes that recovery of this insurance receivable is probable and is working with the insurer on settling the claim by negotiating the final settlement to the Company.

Inventory

Inventory, which consists of complete aircraft and engines held for sale, as well as related parts, is valued at the lower of cost or market (“LCM”) value. For purchases of whole aircraft and engines for sale or lease, cost is determined using the specific identification method whereby total cost is the cost paid, including certain capitalizable asset acquisition costs, to acquire such assets as a whole.

Additionally, the Company purchases certain whole aircraft and engines to disassemble and supply its engine and airframe parts inventory. For aircraft and engine parts that originate from such dismantled aircraft and engines, cost is determined using a ratio calculated based on the relationship of the cost of the dismantled aircraft or engine at the time of purchase to the total estimated sales value of the dismantled aircraft or engine at the time of purchase. At the time of sale, this ratio is applied to the sale price of each individual airframe and/or engine part to determine its allocated cost. At the time of sale, the sum of an individual part’s allocated cost and actual repair or overhaul costs incurred represent the total cost for such part. Inventory not expected to be sold within the operating cycle is classified as noncurrent inventory on the consolidated balance sheets.

The Company evaluates this ratio periodically, and if necessary, updates sales estimates and makes prospective adjustments to this ratio on a product line basis. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated sales value at the time of the review. The Company recorded additional inventory reserves due to this LCM valuation, which is reflected as a component of cost of products in the consolidated statements of operations. These additional inventory reserves were as follows:

	Year ended December 31,
	2020	2019
Inventory reserves	$13,064,000	$4,619,000

Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of sales when associated parts are sold.

The Company periodically evaluates its complete aircraft and engines in inventory and flight equipment held for lease to determine if events or market circumstances indicate that the assets’ most likely disposition has changed. Should conditions prevail at the time of the Company’s consolidated balance sheets that would suggest a more likely use as an asset held for lease rather than sale or disassembly for parts inventory or vice versa, it will be reclassified at its then-current book value between inventory and flight equipment held for lease. This transaction is a noncash item and if it occurs, is reflected in the schedule of supplemental cash flows.

The carrying value of inventory is reviewed regularly, giving consideration to factors such as its physical condition, sales patterns, and expected future demand to estimate the amount necessary to write down our slow-moving, obsolete, or damaged inventory. Such inventory may be held for periods beyond one year. The Company recorded inventory scrap losses which are reflected as a component of cost of products in the accompanying consolidated statements of operations. These scrap losses are as follows:

	Year ended December 31,
	2020	2019
Scrap loss reserves	$587,000	$699,000

Flight Equipment Held for Lease

Flight equipment held for lease is stated at cost, less accumulated depreciation. Certain internal and external professional fees, major improvements, modifications, and maintenance incurred in connection with the acquisition of flight equipment that are required to get the flight equipment ready for initial service are capitalized and depreciated over the remaining life of the flight equipment, and are reported in the investing section of the consolidated statements of cash flows. Subsequent to placing flight equipment into service, the cost of maintenance and improvements to flight equipment is normally expensed unless the improvements materially increase the long-term value of the flight equipment or extend the useful life of the flight equipment. The capitalized cost is depreciated over the lesser of the remaining useful life of the flight equipment or the estimated useful life of the capitalized improvements. Aircraft airframe components are depreciated over the assets’ useful life using the straight-line method to the estimated residual value based on the total remaining life before disassembly or outright scrap metal value. Aircraft airframe useful lives range from 2 to 10 years. Engines are depreciated using the straight-line method to the estimated residual value based on the total life remaining before disassembly. To arrive at the total engine life remaining before disassembly, the remaining life of the engine’s life-limited parts, the estimated utilization, and condition, as well as the aircraft fleet supported by the engine model are considered. Upon completion of its estimated service life as a leased asset, flight equipment is reclassified to inventory at its carrying value. The Company discontinues the depreciation of flight equipment when it is held as inventory for ultimate parts sales. Differences between estimates of useful lives and residual values and actual experience may result in future impairments of aircraft or engines and/or additional gains or losses upon disposal. The Company reviews residual values of aircraft and engines periodically based on knowledge of current residual values and residual value trends to determine if they are appropriate and records adjustments as necessary. Cash flows related to the purchase and sale of flight equipment are presented as operating activities when the predominant source of cash flows related to the asset is from the ultimate parts sales of the assets. If the predominant source of cash flows related to the asset is expected to be from leasing of the asset, the cash flows are presented as investing activities.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 3 to 15 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized.

Goodwill

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. Our annual assessment date for goodwill is October 1, 2020.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit, including market multiples, discount rates, etc.

As a result of the COVID-19 pandemic and its impact on the aviation industry, AerSale performed a qualitative impairment analysis as of June 30, 2020. The Company also performed its annual quantitative impairment analysis as of October 1, 2020 on the goodwill for the Asset Management Solutions and TechOps segments, and concluded the fair value of each reporting unit exceeded their carrying values, and thus no impairment charges were recorded.

Customer Relationships and Other Intangible Assets

Intangibles arising from business combinations, including customer relationships and FAA certificates are initially recorded at fair market value. Customer relationships are amortized over ten years and favorable leases are amortized over the remaining term of the lease. Straight-line amortization is utilized. Where there are no legal, regulatory, contractual, or other factors that would reasonably limit the useful life of an intangible assets, that asset is classified as indefinite lived and such intangible assets are not amortized.

Other intangible assets with indefinite lives are assessed for impairment annually, or more frequently when events or circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition. Our annual assessment date for indefinite lived intangible assets is July 1, 2020. The Company performed a quantitative impairment analysis as of July 1, 2020 on the indefinite lived intangible assets and concluded there was no impairments.

Other intangible assets are reviewed for impairment if any event or change in circumstance indicates that an impairment may have occurred. As a result of Covid-19 pandemic, the Company performed a quantitative impairment analysis on the definite-lived intangible assets as of June 30, 2020 and concluded there was no impairment.

The Company annually reviews the estimated lives and methods used to amortize other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual review.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include, but are not limited to, prolonged industry downturns, a significant decline in the Company’s market value, and significant reductions in the Company’s projected cash flows.

If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As a result of Covid-19 pandemic, the Company performed an impairment analysis on the property, plant and equipment and concluded there was no impairment as of June 30, 2020.

Obligations and Instruments Potentially Settled in the Company’s Common Stock

In connection with any obligations and instruments potentially to be settled in the Company’s stock, including the Company's earn-out shares, the Company accounts for the instruments in accordance with ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s stock. Under this pronouncement, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and records these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Revenue Recognition

Products - Used Serviceable Material Sales (“USM”)

Revenues from sales of USM are measured based on consideration specified in a contract with a customer, and excludes any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. Title passes to the buyer when the goods are shipped, and the buyer is responsible for any loss in transit, and the Company has a legal right to payment for the spare parts once shipped. We generally sell our USM products under standard 30-day payment terms, subject to certain exceptions. Customers neither have the right to return products nor do they have the right to extended financing. The Company has determined that physical acceptance of the spare parts to be a formality in accordance with ASC 606 - Revenue from Contracts with Customers (“ASC 606”).

Spare parts revenue is based on a set price for a set number of parts as defined in the purchase order. The performance obligation is completed once the parts have shipped and, as a result, all of the transaction price is allocated to that performance obligation. The Company has determined that it is appropriate to recognize spare parts sales at a point in time (i.e., the date the parts are shipped) in accordance with ASC 606. Additionally, there is no impact to the timing and amounts of revenue recognized for spare parts sales related to the implementation of ASC 606.

Products - Whole Asset Sales

Revenues from whole asset sales are measured based on consideration specified in the contract with the customer. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, condition of the whole asset, bill of sale, and the assignment of rights and warranties from the Company to the customer. The Company believes the whole asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. Accordingly, the Company has identified the transfer of the whole asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of whole assets) and is explicitly stated in each contract. Whole asset sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer is the date the customer obtains control over the asset and would cause the revenue recognition. Payment is required in full upon customers’ acceptance of the whole asset on the date of the transfer. As such, there is no impact to the timing and amounts of revenue recognized for whole asset sales related to the implementation of ASC 606.

Leasing Revenues

The Company leases flight equipment under operating leases that contain monthly base rent and reports rental income straight line over the life of the lease as it is earned. Additionally, the Company’s leases provide for supplemental rent, which is calculated based on actual hours or cycles of utilization and, for certain components, based on the amount of time until maintenance of that component is required. In certain leases, the Company records supplemental rent paid by the lessees as maintenance deposit payment liabilities in recognition of the Company’s contractual commitment to reimburse qualifying maintenance. Reimbursements to the lessees upon receipt of evidence of qualifying maintenance work are charged against the existing maintenance deposit payments liabilities. In leases where the Company is responsible for performing certain repairs or replacement of aircraft components or engines, supplemental rent is recorded as revenue in the period earned. In the event of premature lease termination or lessee default on the lease terms, revenue recognition will be discontinued when outstanding balances are beyond the customers’ deposits held. Flight equipment leases are billed in accordance with the lease agreement and invoices are due upon receipt.

Service Revenues

Service revenues are recognized as performance obligations are fulfilled and the benefits are transferred to the customer. At contract inception, we evaluate if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations. In some cases, our service contract with the customer is considered one performance obligation as it includes factors such as the good or service being provided is significantly integrated with other promises in the contract, the service provided significantly modifies or customizes the other good or service or the goods or services are highly interdependent or interrelated with each other. If the contract has more than one performance obligation, the Company determines the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on their relative standalone selling prices.

The transaction price of a contract, which can include both fixed and variable amounts, is allocated to each performance obligation identified. Some contracts contain variable consideration, which could include incremental fees or penalty provisions related to performance. Variable consideration that can be reasonably estimated based on current assumptions and historical information is included in the transaction price at the inception of the contract but limited to the amount that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Variable consideration that cannot be reasonably estimated is recorded when known.

For most service contracts, our performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to our customers. We receive payments from our customers based on billing schedules or other terms as written in our contracts.

For our performance obligations that are satisfied over time, we measure progress in a manner that depicts the performance of transferring control to the customer. As such, we utilize the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. We are required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs, and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results. Under most of our MRO contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

Changes in estimates and assumptions related to our arrangements accounted for using the input method based on labor hours are recorded using the cumulative catchup method of accounting. These changes are primarily adjustments to the estimated profitability for our long-term programs where we provide MRO services.

We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our consolidated statements of operations, and are not considered a performance obligation to our customers. Our reported sales on our consolidated statements of operations are net of any sales or related non income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

Maintenance and Repair Costs

The cost of maintenance, repairs, and re-leasing of flight equipment that does not extend the useful life of flight equipment is expensed as incurred. Costs incurred for planned major maintenance activities that materially increase the long-term value of the flight equipment or extend the useful life of the flight equipment are capitalized and depreciated over the lesser of the remaining useful life of the flight equipment or the estimated useful life of the capitalized improvements.

Pursuant to certain of the Company’s aircraft leases, the lessee is responsible for performing required maintenance and repairs on the leased asset, and is required to make monthly maintenance reserve payments to the Company, in arrears following the usage month. Upon the lessee’s presentation of invoices evidencing the completion of qualifying maintenance, the Company will reimburse the lessee for the cost of the maintenance, up to the amount of the maintenance reserve payments that have been received by the Company. Unless otherwise provided in the contract, the Company records such maintenance reserve payments paid by the lessees as maintenance deposit payment liabilities in the accompanying consolidated balance sheets to record the Company’s contractual commitment to reimburse such qualifying maintenance. Reimbursements to the lessees upon receipt of evidence for qualifying maintenance work are charged against the existing maintenance deposit payment liabilities.

For other lease contracts (primarily engine lease contracts) where the terms of the lease are designed specifically to allow the Company to directly manage the occurrence, timing, and associated cost of qualifying maintenance work on the flight equipment, maintenance reserve payments collected during the lease are recognized as lease revenue in the period earned.

Any amounts of maintenance reserve payments remaining at the end of a lease contract are recognized as lease revenue or applied against outstanding accounts receivable at lease termination.

AerLine recognized expense for maintenance and repairs as incurred. AerLine recognized $4,276,000 for the year ended December 31, 2018, in maintenance and repair cost, which is included in discontinued operations in the consolidated statements of operations.

AerLine deferred maintenance costs that materially increased the long-term value of the flight equipment or extended the useful life. Deferred maintenance costs are amortized over the lower of 18 months or the remaining life of the lease. Amortization expense of deferred maintenance costs for the year ended December 31, 2018 amounted to $3,753,000. The amortization expense is included in discontinued operations in the consolidated statements of operations for the year ended December 31, 2018.

Sales Taxes

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenue or expenses.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained on examination by the taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in the income tax provision. The VIE was not included in the consolidated tax return of the Company. See Note L for more information about income taxes.

New Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”, and most industry specific guidance. We adopted this ASU on January 1, 2019 using the modified retrospective method. Refer to Note D for the impact of this change. This ASU does not apply to revenues from leasing activity, which will fall under “Leases (Topic 842)”, noted below.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies U.S. GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company adopted ASU 2019-12 on its consolidated financial statements in 2020.

New Accounting Pronouncements Not Yet Adopted

In February 2016, FASB issued “Leases (Topic 842)”, which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Topic 842 will be effective for the Company in the fourth quarter of 2022 on a modified retrospective basis and early adoption is permitted. We plan to adopt Topic 842 in the fourth quarter of 2022. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 will become effective for the Company beginning January 1, 2023, with early adoption permitted, on a modified retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

CARES Act

The Company has also taken steps to improve our liquidity, including seeking financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Certain of the Company’s subsidiaries have received $16.4 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program (“PSP1”) under the CARES Act, of which $12.7 million was received prior to December 31, 2020 and the remaining amount was received during the first quarter of 2021. As part of the Payroll Support Extension Law (“PSP Extension Law”), the Company entered into a new agreement with the U.S. Department of the Treasury (“PSP2”) on March 4, 2021 for the receipt of relief funds of $5.5 million. In connection with the financial assistance the Company has received under the Payroll Support Program, it is required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through March 31, 2021. The agreement requires the Company to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, the Company is subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through March 31, 2022, as well as limitations on the payment of certain employee compensation through October 1, 2022. These restrictions may affect the Company’s operations and if the Company does not comply with these provisions, it may be required to reimburse up to 100% of any previously received relief funds.

NOTE C - SIGNIFICANT RISKS AND UNCERTAINTIES

Impact of Coronavirus (COVID-19)

COVID-19 has been declared a global health pandemic by the World Health Organization. COVID-19 has impacted nearly all regions of the world, which has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, the closing of borders, “shelter in place” orders and business closure. As a result, commercial airlines have experienced a decline in demand for air travel. The reduced number of aircraft in service and corresponding flying hours negatively impacts the demand for certain of AerSale’s services, and prolonged reduction could materially and adversely affect AerSale’s business, operating results, financial condition, and liquidity.

An extended pandemic, or the threat thereof, could result in employee absenteeism leading to lower productivity in AerSale’s service locations, temporary closure of AerSale’s offices and facilities, travel restrictions for AerSale’s workforce and other voluntary actions that may result in business disruptions.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include the useful lives of property and equipment, useful lives and residual values of flight equipment held for lease, allowances for doubtful accounts and sales returns, the income tax provision, impairment of long-lived assets, valuation of inventory, valuation and useful lives of intangibles, goodwill and contingencies.

Risks and Uncertainties

The Company is impacted by the general economic conditions of the commercial aviation industry. A decrease in passenger and/or air cargo traffic worldwide could result in strains on the Company’s lessees and cause them to default under their leases with the Company, which could negatively impact cash flows and results of operations. The value of flight equipment held for operating leases is subject to fluctuations in the values of commercial aircraft and engines worldwide. A material decrease in aircraft or engine values could have a downward impact on lease rentals and residual values and may require impairments to be taken on such assets. Additionally, impairment charges may be required to reduce the carrying value of inventory.

The nature of the Company’s business is capital intensive and demands significant capital requirements. To meet the Company’s current purchase commitments and future aircraft and engine acquisitions, the Company may need to (i) access committed debt facilities, and/or (ii) secure additional financing, and/or (iii) use existing available cash balances.

The Company is also subject to regulation by various governmental agencies with responsibilities over civil aviation. Increased regulations imposed by organizations such as the FAA may significantly affect industry operations.

The Company conducts business in certain foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, the Company is subject to a variety of risks such as civil strife, political risk, import and export regulations, compliance with foreign laws, treaties, regulations, uncertainties arising from foreign local business practices, cultural considerations, restriction on fund transfers, and exposure to U.S. Foreign Corrupt Practices Act and other anti-bribery laws.

The Company periodically reviews the carrying values of trade receivables, inventory, goodwill, intangible assets, long-lived assets, the recoverable value of deferred tax assets, and the sufficiency of accruals and provisions, substantially all of which are sensitive to the above risks and uncertainties.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of cash and cash equivalents and trade receivables.

During the year ended December 31, 2019, one customer accounted for 17% of total revenue, which was collected during the year. At December 31, 2018, one customer accounted for 10% of trade receivables, which was collected. During the year ended December 31, 2018, one customer accounted for 18% of total revenue. This revenue related to a nonrecurring transaction. No such concentrations existed as of and for the year ended December 31, 2020.

Cash

The Company maintains cash and cash equivalents with high-quality financial institutions, which at times exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

NOTE D - Revenue

We adopted ASC 606 on January 1, 2019 using the modified retrospective method. Under that approach, prior periods were not restated and continue to be reported under the accounting standards in effect during those periods. We elected to use the practical expedient allowing for the application of ASC 606 only to contracts that were not completed as of January 1, 2019 and the portfolio approach was used to assess the impact of ASC 606 on contracts with similar characteristics. We recognized the cumulative effect of initially applying ASC 606 as an increase of $716,433 to the opening balance of retained earnings as of January 1, 2019.

The impact of the adoption of ASC 606 on our consolidated balance sheet was as follows:

	As of December 31, 2018	ASC 606 Adjustment	As of January 1, 2019
Inventory	$55,644,000	$(10,535,000)	$45,109,000
Contract assets	-	11,482,000	11,482,000
Deferred tax liability	-	(231,000)	(231,000)
Retained earnings	$34,549,000	$716,000	$35,265,000

The adoption of ASC 606 primarily impacted the Company in the recognition of revenue from aircraft MRO services whereby the Company has the right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. These contracts transitioned to an over time revenue recognition model as of January 1, 2019 compared to our prior policy of recognizing revenue at the time completion task was completed. The impact of this change as of January 1, 2019 resulted in the elimination of certain inventory amounts and the establishment of a contract asset reflecting the over time revenue recognition treatment.

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. Contract assets consist of unbilled receivables or costs incurred where revenue recognized over time exceeds the amounts billed to customers. Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied. Contract assets and contract liabilities are determined on a contract by contract basis.

The contract assets are as follows:

	December 31, 2020	December 31, 2019	Change
Contract assets	$22,457,000	$7,925,000	$14,532,000

Contract assets are reported within accounts receivable on our consolidated balance sheet. Changes in contract assets primarily results from the timing difference between our performance of services. Contract liabilities are reported as deferred revenue on our consolidated balance sheet and amounted to $7,709,000 as of December 31, 2019, of which $7,213,000 was related to contract liabilities for services to be performed. For the year ended December 31, 2020, we recognized as revenue the entire opening balance of our contract liabilities as the timing between customer payments and our performance of the services is a short period of time and generally no longer than six months.

The impact of the ASC 606 adoption on our consolidated statements of operations for the year ended December 31, 2019 was as follows:

	Revenue under ASC 606	ASC 606 Adjustment	Balances Excluding ASC 606
Revenues	$304,201,000	$(3,557,000)	$300,644,000
Cost of sales and operating expenses	$282,143,000	$(3,343,000)	$278,800,000

Excluding the ASC 606 adjustments from our reported results for the year ended December 31, 2019, our consolidated statement of cash flows would include the changes of asset and liability accounts described above, with no impact on our net cash used in operating activities.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue:

	Year ended December 31,
	2020
	Asset Management Solutions	TechOps	Total Revenues
USM	$39,959,000	$2,364,000	$42,323,000
Whole Asset Sales	3,103,000	-	3,103,000
Engineered Solutions	-	3,964,000	3,964,000
Total Products	43,062,000	6,328,000	49,390,000
Leasing	55,649,000	-	55,649,000
Services	-	103,899,000	103,899,000
Total Revenues	$98,711,000	$110,227,000	$208,938,000

	Year ended December 31,
	2019
	Asset Management Solutions	TechOps	Total Revenues
USM	$87,442,000	$5,489,000	$92,931,000
Whole Asset Sales	70,136,000	-	70,136,000
Engineered Solutions	-	7,499,000	7,499,000
Total Products	157,578,000	12,988,000	170,566,000
Leasing	64,246,000	-	64,246,000
Services	-	69,389,000	69,389,000
Total Revenues	$221,824,000	$82,377,000	$304,201,000

	Year ended December 31,
	2018
	Asset Management Solutions	TechOps	Total Revenues
USM	$81,760,000	$4,516,000	$86,276,000
Whole Asset Sales	90,039,000	-	90,039,000
Engineered Solutions	-	2,265,000	2,265,000
Total Products	171,799,000	6,781,000	178,580,000
Leasing	73,373,000	-	73,373,000
Services	-	38,779,000	38,779,000
Total Revenues	$245,172,000	$45,560,000	$290,732,000

NOTE E - INVENTORY

Inventories at December 31 consisted of the following:

	2020	2019
Used serviceable materials	$63,277,000	$65,335,000
Work-in-process	20,611,000	16,832,000
Whole assets	56,767,000	12,795,000
	$140,655,000	$94,962,000

NOTE F - INTANGIBLE ASSETS

In accordance with ASC 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually or more frequently if circumstances indicate that impairment is possible.

We determined the fair value of assets acquired and liabilities assumed using a variety of methods. An income approach based on discounted cash flows was used to determine the values of our trademarks, certifications, customer relationships and FAA certificates. The assumptions we used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our current business plan and require considerable management judgment.

The Company’s goodwill and intangible assets as defined by ASC 350 is related to our subsidiaries, AerSale Component Solutions (“ACS”), Avborne, and the newly acquired ACT, which are included in the TechOps segment, as well as Qwest, which is included under the Asset Management Solutions segment. Goodwill and other intangibles as of December 31, 2020 and December 31, 2019 are:

	2020	2019
Qwest:
FAA Certifications	$724,000	$724,000
Goodwill	13,416,000	13,416,000
ACS:
FAA Certifications	710,000	710,000
Goodwill	379,000	379,000
Avborne:
Trademarks	600,000	600,000
FAA certificates	7,300,000	7,300,000
Goodwill	63,000	63,000
ACT:
Trademarks	200,000	-
FAA Certificates	796,000	-
Goodwill	6,002,000	-
Total intangible assets with indefinite lives	$30,190,000	$23,192,000

The Company performed a quantitative impairment analysis as of July 1, 2020 on the indefinite lived intangible assets and concluded there was no impairments.

As a result of the COVID-19 pandemic and its impact on the aviation industry, AerSale performed a qualitative impairment analysis as of June 30, 2020 on the goodwill for the Asset Management Solutions and TechOps segment and concluded there was no impairment. Additionally, the Company performed a quantitative impairment analysis as of October 1, 2020 and concluded there was no impairment.

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of December 31, 2020 and 2019 are as follows:

	Useful Life In Years	2020	2019
Qwest:
Customer relationships	10	$8,083,000	$9,058,000
ACS:
Customer relationships	10	90,000	110,000
Avborne:
Customer relationships	10	1,663,000	1,873,000
ACT:
Customer relationships	10	8,198,000	-
Total intangible assets with definite lives		$18,034,000	$11,041,000

Amortization expense was as follows:

	Year ended December 31,
	2020	2019	2018
Amortization expense	$2,108,000	$789,000	$97 ,000

The estimated aggregate amount of amortization expense for intangible assets in each fiscal year from 2021 through 2025 is $2,100,000. Accumulated amortization amounted to $2,967,000 and $859,000 as of December 31, 2020 and December 31, 2019, respectively. Goodwill activity for the years ended December 31, 2020 and 2019 consisted of the following:

	Asset Management Solutions	TechOps	Total
Goodwill as of December 31, 2018	$-	$442,000	$442,000
Additions	13,416,000	-	13,416,000
Goodwill as of December 31, 2019	$13,416,000	$442,000	$13,858,000
Additions	-	6,002,000	6,002,000
Goodwill as of December 31, 2020	$13,416,000	$6,444,000	$19,860,000

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	Useful Life
	In Years	2020	2019
Tooling and equipment	7 - 15	$13,465,000	$12,351,000
Furniture and other equipment	5	7,379,000	6,111,000
Computer software	5	2,378,000	2,291,000
Leasehold improvements	3 - 6	3,314,000	3,142,000
Equipment under capital lease	5	197,000	431,000
		26,733,000	24,326,000
Less accumulated depreciation		(18,894,000)	(16,864,000)
		$7,839,000	$7,462,000

Depreciation expense, which includes amortization of equipment under capital lease, was as follows:

	Year ended December 31,
	2020	2019	2018
Depreciation expense	$2,139,000	$2,223,000	$2,121,000

Effective August 31, 2018, property and equipment of AerLine was deconsolidated (see Note R for further details). AerLine depreciation expense amounted to $41,000 for the year ended December 31, 2018, and is included in discontinued operations in the accompanying consolidated statements of operations.

NOTE H - AIRCRAFT AND ENGINES HELD FOR LEASE AND LEASE RENTAL

Aircraft and engines held for operating leases, net, consists of the following:

	2020	2019
Aircraft and engines held for operating leases	$228,942,000	$246,883,000
Less accumulated depreciation	(142,098,000)	(134,987,000)
	$86,844,000	$111,896,000

Depreciation expense related to assets leased to AerLine amounted to $1,659,000 for the year ended December 31, 2018 and is included in discontinued operations in the consolidated statements of operations. The Company recorded an impairment of leased assets in the amount of $3,036,000 for the year ended December 31, 2020 and is included in cost of leasing in the consolidated statements of operations.

Total depreciation expense included in cost of leasing in the consolidated statements of operations, excluding amounts for assets leased to AerLine, is as follows:

	Year ended December 31,
	2020	2019	2018
Depreciation expense	$19,976,000	$27,064,000	$27,609,000

Contingent rental fees recognized as revenues related to supplemental rent were as follows:

	Year ended December 31,
	2020	2019	2018
Contingent rental fees	$11,851,000	$21,550,000	$29,186,000

The Company’s current operating lease agreements for flight equipment on lease expire over the next month to three years. The amounts in the following table are based upon the assumption that flight equipment under operating leases will remain on lease for the length of time specified by the respective lease agreements. Minimum future annual lease rentals contracted to be received under existing operating leases of flight equipment at December 31, 2020 were as follows:

2021	$22,819,000
2022	11,045,000
2023	2,022,000
$35,886,000

NOTE I - FAIR VALUE MEASUREMENTS

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

•	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop our own assumptions about how market participants price the asset or liability. The valuation techniques that may be used to measure fair value are as follows:

•	Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

•	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The Company would measure the fair value of certain assets and liabilities on a nonrecurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include intangible assets acquired in business combinations.

The Company’s financial instruments, other than cash, consist principally of accounts receivable and accounts payable. The fair value of such approximates the carrying value of these financial instruments because of their short-term nature. Borrowings under the Revolving Credit Facility approximate fair value due to the variable interest rate on the facility and the recent amendment during the year.

The estimated fair values of the Company’s borrowings, excluding the Revolving Credit Facility (Note K), as of December 31, 2019 are as follows:

	Carrying Amount	Fair Value
$35.0 million Senior Secured Notes	$3,424,273	$3,792,768

The Company’s Senior Secured Notes and borrowings under the Revolving Credit Facility are carried at historical cost and adjusted for principal payments. The respective fair values of these financial instruments are based on discounted cash flows using market-based credit spreads to establish a discount rate. The Company believes the valuation techniques applied reflect the assumptions that market participants would use in the principal or most advantageous market for issuance of the asset and liability with the same contractual terms. The senior secured notes are classified within Level 3 of the fair value hierarchy.

NOTE J - ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of:

	2020	2019
Accrued compensation and related benefits	$6,624,000	$5,638,000
Accrued legal fees	18,000	2,462,000
Commission fee accrual	103,000	363,000
Accrued federal, state and local taxes and fees	130,000	84,000
Other	1,702,000	1,082,000
	$8,577,000	$9,629,000

NOTE K - FINANCING ARRANGEMENTS

Outstanding debt obligations as of December 31, 2020 and 2019 consist of the following:

	2020	2019
$110.0 million Wells Fargo Senior Secured Revolving Credit Facility LIBOR plus margin, interest payable monthly, maturity at July 20, 2021	$-	$-
$35.0 million Senior Secured Notes, interest payable with principal monthly, maturity at August 19, 2020 net of debt issuance costs of $72,000 as of December 31, 2019	-	3,352,000
Total	-	3,352,000
Less current portion	-	(3,352,000)
Total long-term portion	$-	$-

At December 31, 2020 and 2019, total unamortized debt issuance costs were $367,000 and $1,107,000, respectively. Included in deferred financing costs, net, is $367,000 and $1,035,000 unamortized deferred financing costs related to the Wells Fargo Senior Secured Revolving Credit Facility as of December 31, 2020 and 2019, respectively. Included as a direct reduction to the corresponding long-term debt is unamortized deferred financing costs of $72,000 as of December 31, 2019. Amortized debt issuance costs is recorded in interest expense through maturity of the related debt using the straight-line method, which approximates the effective interest method.

Amortization expense was as follows:

	Year ended December 31,
	2020	2019	2018
Amortization expense	$740,000	$803,000	$1,020,000

$110.0 million Wells Fargo Senior Secured Revolving Credit Facility

On April 11, 2011, AerSale, Inc. and other subsidiary borrowers signatory (collectively, “the Borrowers”) entered into a secured credit agreement (“Revolving Credit Agreement”) with Wells Fargo Bank, N.A. as administrative agent and lender, and the other lenders signatory thereto from time to time (collectively, “the Lenders”).

On July 20, 2018, the Revolving Credit Agreement was restated and amended (“Amended and Restated Credit Agreement”) (“the Fifth Amendment”) to, among other things, provide a $110.0 million aggregate amount of revolver commitments subject to borrowing base limitations and extend, subject to certain conditions, the maturity date to July 20, 2021. Previous amendments predominantly accomplished maturity term extensions as well as modification to the syndicate of banks.

The Amended and Restated Credit Agreement includes a $10 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans”. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Amended and Restated Credit Agreement. Extensions of credit under the Amended and Restated Credit Agreement are available for working capital and general corporate purposes. The commitments under the Amended and Restated Credit Agreement terminate on July 20, 2021, at which time all outstanding amounts on the Amended and Restated Credit Agreement will be due and payable.

As of December 31, 2020, there was no outstanding balance under the Amended and Restated Credit Agreement and the Company had $83.7 million of availability.

As of December 31, 2019, there was no outstanding balance under the Amended and Restated Credit Agreement and the Company had $94.3 million of availability.

The obligations of the Borrowers under the Amended and Restated Credit Agreement are guaranteed by the Company, and other subsidiaries of AerSale, Inc. may be designated as borrowers on a joint and several basis. Such obligations are also secured by substantially all of the assets of the Company.

The interest rate applicable to loans outstanding on the Amended and Restated Credit Agreement is a floating rate of interest per annum of LIBOR plus a margin of 3.50%. The interest rate as of December 31, 2020 and 2019 was 5.75% and 7.25%, respectively. In addition, a commitment fee applies to the unused portion of the commitments under the Amended and Restated Credit Agreement.

The Borrowers’ ability to borrow on the Amended and Restated Credit Agreement is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants. The Amended and Restated Credit Agreement requires the Company and Borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of December 31, 2020 and 2019.

Interest expense on the Revolving Credit Agreement was as follows:

	Year ended December 31,
	2020	2019	2018
Interest expense	$479,000	$1,389,000	$703,000

Effective March 12, 2021, the Company amended its Revolving Credit Agreement to provide a $150.0 million aggregate amount of revolver commitments subject to borrowing base limitations and extend, subject to certain conditions, the maturity date to March 12, 2024.

$35.0 million Senior Secured Notes

On September 20, 2012, Gables MSN 26343 Limited and AerSale Aviation Limited (collectively, “the Borrowers”), wholly owned subsidiaries of the Company, completed a $35.0 million private placement at par of senior secured notes that mature on August 19, 2020 (“Senior Secured Notes”). The Senior Secured Notes bear interest at a fixed rate per annum of 8%. Principal and interest on the Senior Secured Notes is payable monthly in arrears on the 19th day of each succeeding month, commencing on October 19, 2012.

The Senior Secured Notes could have been redeemed by Gables MSN 26343 Limited at any time upon not less than 5 days’ notice at a redemption price equal to 100% of the outstanding principal amount thereof, together with accrued and unpaid interest thereon to the date of redemption, plus the applicable prepayment fee based on the amount of time elapsed since the anniversary date of the indenture.

The Senior Secured Notes are unconditionally and irrevocably guaranteed by AerSale334 Aviation Limited. The Senior Secured Notes are also collateralized by a first priority mortgage and security interest in a Boeing Model 747-400BDSF aircraft owned by Gables MSN 26343 Limited and a collateral assignment of a lease associated with such aircraft. The indenture governing the Senior Secured Notes contains nonfinancial covenants that must be met. Effective June 2020, the Company paid all outstanding balances due on this note.

Interest expense on the Senior Secured Notes was as follows:

	Year ended December 31,
	2020	2019	2018
Interest expense	$77,000	$516 ,000	$938,000

NOTE L - INCOME TAXES

Income tax expense (benefit), including tax of $0 from discontinued operations, consists of:

	Current	Deferred	Total
Year ended December 31, 2020:
U.S. federal	$(451,000)	$271,000	$(180,000)
U.S. state	86,000	301,000	387,000
Foreign	1,993,000	(550,000)	1,443,000
Total income tax expense	$1,628,000	$22,000	$1,650,000

	Current	Deferred	Total
Year ended December 31, 2019:
U.S. federal	$529,000	$1,339,000	$1,868,000
U.S. state	1,170,000	(541,000)	629,000
Foreign	3,000	1,664,000	1,667,000
Total income tax expense	$1,702,000	$2,462,000	$4,164,000

	Current	Deferred	Total
Year ended December 31, 2018:
U.S. federal	$2,516,000	$(6,882,000)	$(4,366,000)
U.S. state	391,000	(496,000)	(105,000)
Foreign	1,682,000	(438,000)	1,244,000
Total income tax expense (benefit)	$4,589,000	$(7,816,000)	$(3,227,000)

Tax Rate Reconciliation

The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2020, 2019 and 2018 due to the following:

	2020	2019	2018
Provision for income tax at the federal statutory rate	$2,128,000	$4,130,000	$4,935,000
State taxes	204,000	678,000	(59,000)
Permanent differences	(748,000)	48,000	(4,260,000)
Foreign taxes	-	(222,000)	145,000
Change in valuation allowance	284,000	-	(3,922,000)
Other	(218,000)	(470,000)	(66,000)
Total income tax expense (benefit)	$1,650,000	$4,164,000	$(3,227,000)

Significant Components of Deferred Taxes

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating losses	$424,000	$432,000
Foreign tax credit carryforwards	2,005,000	2,555,000
Inventory basis differences	8,655,000	5,333,000
Deferred rent	83,000	76,000
Maintenance deposit payments	605,000	943,000
Deferred revenue	625,000	1,873,000
Allowance for doubtful accounts	398,000	391,000
Transaction costs	-	523,000
Start up costs	973,000	-
Intangible assets	410,000	807,000
Accrued expenses	1,070,000	1,232,000
Other	112,000	153,000
Total deferred tax assets	$15,360,000	14,318,000
Deferred tax liabilities:
Fixed assets	(6,981,000)	(8,320,000)
Section 481(a) adjustments	(1,784,000)	(633,000)
Deferred insurance proceeds	(603,000)	(611,000)
Total deferred tax liabilities	(9,368,000)	(9,564,000)
Valuation Allowances	(284,000)	-
Deferred income taxes, net	$5,708,000	$4,754,000

The deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. After considering all of the evidence, both positive and negative, it was determined that it is more likely than not, that the benefit from certain state NOL carryforwards will not be realized. Accordingly, the Company has recorded a valuation allowance of $0.3 million on the deferred tax assets related to these state NOL carryforwards as of December 31, 2020.

At December 31, 2020 and December 31, 2019, the Company had net operating losses available for carry-forward for Federal income tax purposes of approximately $0.5 million and $0.6 million, respectively. These net operating loss carryforwards will expire on various dates through 2034. Utilization of the net operating loss carryforwards as of December 31, 2020 are subject to annual limitation under Sec. 382 of the Internal Revenue Code. A deferred tax asset has been recorded only for those carryforwards that the Company expects to utilize prior to expiration.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in Ireland. Tax years beginning in 2017 through 2020 are open for examination by the U.S. Internal Revenue Service and tax years beginning in 2016 through 2020 are open for examination by various state taxing jurisdictions in which the Company is subject to tax. Tax years beginning in 2016 through 2020 are open for examination by the Irish taxing authorities.

ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. As of December 31, 2020 and 2019, there was no reserve for uncertain tax positions.

NOTE M - EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. The computation of basic and diluted earnings per share are impacted by dividends for preferred stockholders.

The following table provides a reconciliation of the computation for basic earnings per share for the years ended December 31:

	2020	2019	2018
Income from continuing operations	$8,482,513	$15,499,138	$26,725,449
Income from discontinued operations	-	-	21,260,340
Net income	8,482,513	15,499,138	47,985,789
Income attributable to noncontrolling interest	-	-	39,132,578
Income attributable to AerSale Corporation	8,482,513	15,499,138	8,853,211
Dividends attributable to preferred stockholders	-	(34,632,836)	(33,577,536)
Income (loss) attributable to common shareholders for EPS	$8,482,513	$(19,133,698)	$(24,724,325)

Weighted-average number of shares outstanding - basic	1,048,196	37,010	37,010
Additional shares from assumed exercise of warrants and contingently issuable shares	67,167	-	-
Weighted-average number of shares outstanding - diluted	1,115,363	37,010	37,010

Income (loss) per share - basic
Income (loss) per share from continuing operations	$8.09	$(516.98)	$(185.14)
Loss per share from discontinued operations and noncontrolling interest	-	-	(482.90)
Income (loss) per share	8.09	(516.98)	(668.04)

Income (loss) per share - diluted
Income (loss) per share from continuing operations	7.61	(516.98)	(185.14)
Loss per share from discontinued operations and noncontrolling interest	-	-	(482.90)
Income (loss) per share	$7.61	$(516.98)	$(668.04)

NOTE N - STOCKHOLDERS’ EQUITY

The Consolidated Statements of Stockholders’ Equity reflect the Reverse Recapitalization as defined in Note A as of December 22, 2020. As AerSale Aviation was deemed the accounting acquirer in the Reverse Recapitalization with Monocle, all periods prior to the consummation date reflect the balances and activity of AerSale Aviation. The share activity (preferred stock and common stock) and per share amounts in the Consolidated Statements of Stockholders’ Equity and the Consolidated Balance Sheets as of December 31, 2019 and 2018, from the previously reported audited consolidated financial statements of AerSale Aviation, were retroactively adjusted using the recapitalization exchange ratio of 74.0%.

8.65% Cumulative Preferred Shares

The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to common stock. The preferred stock has an initial liquidation preference equal to its $1,000 per share purchase price, and accrues dividends at an annual rate of 8.65%. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of the preferred stock will be entitled to receive, out of assets available for distribution to our stockholders and before any distribution of assets to our common stockholders, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends. For the years ended December 31, 2019 and 2018, accrued dividends were $ 34,633,000 and $33,578,000, respectively.

Effective July 31, 2020 and October 31, 2019, all holders of the issued and outstanding 8.65% cumulative preferred shares agreed to waive $73,175,000 and $150,248,000 of liquidation preference, respectively. Through December 31, 2019 and 2018, cumulative, the aggregate liquidation preference was $293,775,000 and $409,390,000, respectively.

Upon the consummation of the Merger, the liquidation preference of the preferred stock was triggered. All outstanding principal of $200,000,000 and cumulative unpaid dividends of $21,161,000 were settled in cash of $13,051,000 with the remaining balance converted to the Company’s common stock at $10.00 per share.

Common Stock

Prior to the Merger, holders of AerSale Aviation’s common stock were entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, were entitled to receive all assets available for distribution to stockholders. The holders had no preemptive or other subscription rights and there were no redemption or sinking fund provisions with respect to such shares. Common stock was subordinated to the preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company.

Upon the consummation of the Merger, holders of AerSale Aviation’s common stock received shares of the Company’s common stock at $10.00 per share as merger consideration. The Company’s common stock consist of $0.0001 par value, 200,000,000 shares authorized, of which 41,046,216 shares were issued and outstanding as of December 31, 2020.

Stock Appreciation Rights (“SARs”)

Prior to the Merger, AerSale Aviation granted stock appreciation rights to certain of its executives. These awards entitled the holders to compensation in the Company’s stock from the date of grant to when the award is exercised. The awards were only exercisable upon a change in control and subject to the holder’s continuing employment.

On December 22, 2020, the exercise feature was triggered, and the awards were exercised. The Company’s accounting policy is to reflect compensation expense when a change in control is deemed probable based on the grant date fair value of the award. As of the date of the Merger, the holder of in-the-money SARs were issued shares of the Company’s common stock valued at $1,042,000 and cash, recognizing executive compensation in the amount of $1,379,000.

Earn-Out Shares

Upon consummation of the Merger, the pre-closing holders of AerSale Aviation’s common stock and the holders of in-the-money SARs received a contingent right to receive up to 3,000,000 additional shares of the Company’s common stock. Additionally, certain pre-closing holders of AerSale Aviation’s common stock received a contingent right to receive 746,876 shares of the Company’s common stock, in the aggregate (the ‘‘Earn-out Shares’’), subject to the following:

Prior to the fifth anniversary of the Merger, if the closing price per share of the Company’s common stock is greater than $13.50 for any period of 20 trading days out of 30 consecutive trading days, the holders will be entitled to receive 50% of the Earn-out Shares in the aggregate (“Minimum Target Earn-out Shares”); and

Prior to the fifth anniversary of the Merger, if the closing price per share of the Company’s common stock is greater than $15.00 for any period of 20 trading days out of 30 consecutive trading days, the holders will be entitled to receive all of the remaining Earn-out Shares not yet issued in the aggregate.

Notwithstanding the foregoing, if a liquidity event; generally consisting of a merger, reorganization or consolidation that results in any person or group owning more than 50% of the voting power of the Company, the sale of all or substantially all of Company’s assets or a stockholder approved plan of complete liquidation or dissolution (“Liquidity Event”), is consummated prior to the fifth anniversary of the Merger, all Earn-out Shares that have not yet been issued shall be issued, subject to the following:

If the Liquidity Event consideration is greater than $13.50 per share, all of the Minimum Target Earn-out Shares will be deemed issued and outstanding; and

If the Liquidity Event consideration is greater than $15.00 per share, all of the remaining Earn-out Shares not yet issued will be deemed issued and outstanding.

Subsequent to December 31, 2020 the contingency event related to the Minimum Target Earn-out Shares was met and 1,855,634 shares were subsequently issued.

We determined the Earn-out Shares to be classified as equity under ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” as the contingent right is indexed to the Company’s stock and accordingly, the accrual of the Earn-Out shares as of December 31, 2020 had no impact on our consolidated financial statements.

Unvested Founder Shares

Upon the Merger, certain pre-closing holders of AerSale Corporation’s common stock agreed to defer the vesting of an aggregate of 700,000 shares (the “Unvested Founder Shares”), half of which will vest at such time as the Minimum Target (as defined in the Merger Agreement) and the other half of which will vest at the Maximum Target (as defined in the Merger Agreement). The Unvested Founder Shares will also vest upon the occurrence of a Liquidity Event on or prior to the fifth anniversary of the date of the Amended and Restated Founder Shares Agreement, solely to the extent the Liquidity Event Consideration (as defined in the Merger Agreement) is greater than $13.50, in which case half of the Unvested Founder Shares which will vest, or $15.00, in which case the other half of the Unvested Founder Shares will also vest. Pursuant to the Amended and Restated Founder Shares Agreement, the holders of the Unvested Founder Shares have retained the right to vote such Unvested Founder Shares prior to vesting. Unvested Founder Shares that have not vested on or prior to the fifth anniversary of the Closing Date will be forfeited.

Subsequent to December 31, 2020 the contingency event related to the Minimum Target was met and half of the Unvested Founder Shares vested.

Warrants

Each of the Company’s warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Merger, or earlier upon redemption or liquidation. Warrants to purchase a total of 18,000,000 shares of the Company’s common stock were outstanding as of December 31, 2020 and they are exercisable immediately.

NOTE O - BUSINESS SEGMENTS

Consistent with how our chief operating decision maker (Chairman and Chief Executive Officer) evaluates performance and utilizes gross profit as a profitability measure, we report our activities in two business segments:

•	Asset Management Solutions - comprised of activities to extract value from strategic asset acquisitions through leasing, trading, or disassembling for product sales

•	Tech Ops - comprised of MRO activities; and product sales of internally developed engineered solutions and other serviceable products.

The Asset Management Solutions segment provides short-term and long-term leasing solutions of aircraft and jet engines to passenger and cargo operators worldwide. Assets considered to be at or near the end of their useful lives, supplied by our leasing portfolio or acquisitions, are analyzed for return maximization to assess whether they will be traded as whole assets or disassembled and sold as individual spare parts and components.

The Tech Ops segment consists of aftermarket support and services businesses that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, cargo conversions of wide-body aircraft, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenues consist of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges for operators. In order to develop these products, we engage in research and development activities. Periodically, our Tech Ops division will engage in the repair and sale of used serviceable materials through their ability to overhaul existing inventory.

The accounting policies for the segments are the same as those described in Note B. Gross Profit is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around the differences in products and services. The segment reporting excludes the allocation of selling, general and administrative expenses, interest expense and income tax expense.

Selected financial information for each segment is as follows:

	Year ended December 31,
	2020	2019	2018
Revenues
Asset Management Solutions
Aircraft	$53,639,000	$98,736,000	$95,353,000
Engine	45,072,000	123,088,000	149,819,000
	$98,711,000	$221,824,000	$245,172,000
Tech Ops
MRO Services	$103,899,000	$69,389,000	$38,779,000
Product Sales	6,328,000	12,988,000	6,781,000
	110,227,000	82,377,000	45,560,000
Total	$208,938,000	$304,201,000	$290,732,000

	2020	2019	2018
Gross Profit
Asset Management Solutions
Aircraft	$11,914,000	$27,592,000	$21,708,000
Engine	17,383,000	40,113,000	41,949,000
	$29,297,000	$67,705,000	$63,657,000
Tech Ops
MRO Services	$21,883,000	$11,125,000	$6,818,000
Product Sales	1,609,000	6,219,000	1,694,000
	23,492,000	17,344,000	8,512,000
Total	$52,789,000	$85,049,000	$72,169,000

	2020	2019
Total Assets
Asset Management Solutions	$277,016,000	$254,324,000
Tech Ops	108,622,000	88,129,000
Corporate	3,492,000	1,531,000
	$389,130,000	$343,984,000

	2020	2019	2018
Total Depreciation and Amortization Expense
Asset Management Solutions	$21,210,000	$28,579,000	$27,611,000
Tech Ops	2,600,000	1,301,000	865,000
Corporate	413,000	201,000	1,350,000
	$24,223,000	$30,081,000	$29,826,000
Total Capital Expenditures
Asset Management Solutions	$5,128,000	$36,479,000	$7,623,000
Tech Ops	1,965,000	1,500,000	1,033,000
Corporate	172,000	149,000	168,000
	$7,265,000	$38,128,000	$8,824,000

The following table reconciles segment gross profit to net income from continuing operations for the years ended December 31:

	2020	2019	2018
Segment gross profit	$52,789,000	$85,049,000	$72,169,000
Selling, general and administrative expenses	(55,635,000)	(59,814,000)	(46,612,000)
CARES Act Proceeds	12,693,000	-	-
Transaction costs	1,436,000	(3,176,000)	(51,000)
Interest expense, net	(1,645,000)	(3,007,000)	(2,375,000)
Other income, net	494,000	611,000	367,000
Income tax benefit	(1,649,000)	(4,164,000)	3,227,000
Net income from continuing operations	$8,483,000	$15,499,000	$26,725,000

The following table presents revenues based on the customers’ geographic location and long-lived assets located in the United States, our country of domicile, for the years ended December 31,

Revenues	2020	2019	2018
Domestic	$92,837,000	$105,083,000	$135,892,000
Foreign	116,101,000	199,118,000	154,840,000
Total revenues	$208,938,000	$304,201,000	$290,732,000

Long-lived assets	2020	2019
Domestic	$108,796,000	$113,966,000
Foreign	34,111,000	39,626,000
Total long-lived assets	$142,907,000	$153,592,000

As of December 31, 2019, the Company had one customer representing 10% or more of total sales. Total sales to that customer amounted to $49,085,000 and was included in the asset management segment. As of December 31, 2018, the Company had one customer representing 10% or more of total sales. Total sales to that customer amounted to $53,687,000 and was included in the asset management segment. No such concentrations existed for the year ended December 31, 2020.

Intersegment sales includes amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue is as follows:

	Year ended December 31,
	2020	2019	2018
Asset Management Solutions	$3,346,000	$334,000	$233,000
Tech Ops	1,650,000	2,015,000	4,055,000
Total intersegment revenues	$4,996,000	$2,349,000	$4,288,000

NOTE P - COMMITMENTS AND CONTINGENCIES

Management Compensation

Certain executive management entered into employment agreements with the Company. The contracts are for a period of three years, and the contracts provide that such management may earn discretionary bonuses, computed upon a sliding percentage scale of their base salaries, based on the overall financial performance of the Company and each individual’s contributions, subject to approval by the board of directors. Additionally, under certain termination conditions, such contracts provide for severance payments under the Company’s Severance Plan, including payment of base salary, bonus, and fringe benefits. The contracts include certain noncompete clauses commencing upon the employee’s separation from the Company.

Litigation

The Company could be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named defendants, and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of existing insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigation, if any, in which the Company is involved will materially affect the Company’s consolidated financial condition or results of operations.

Lease Commitments

The Company leases office space, warehouses, hangars, computers, and equipment in connection with its operations under various operating leases, many of which contain escalation clauses.

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2020 are:

Operating Leases
Year ending December 31:
2021	$4,945,000
2022	3,591,000
2023	2,755,000
2024	2,308,000
2025	1,811,000
Thereafter	4,447,000
Total minimum lease payments	$19,857,000

Expense charged to operations under the operating lease agreements was as follows:.

	Year ended December 31,
	2020	2019	2018
Rent expense	$6,294,000	$5,597,000	$4,299,000

Operating lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

NOTE Q - RELATED-PARTY TRANSACTIONS

Prior to the Merger, the Company, in the normal course of its operations, engaged in transactions with certain of its stockholders or their affiliates. On a monthly basis, the Company paid its majority stockholder a fee in exchange for advisory, investment banking, management, consulting, and financial planning services provided on an ongoing basis. Total management fees paid to or accrued for the majority stockholder for the years ended December 31, 2019 and 2018 totaled $557,000 and $550,000, respectively. Management fees for the majority stockholder was suspended in 2020, as such, no management fees were incurred in 2020.

As discussed in Note R below, the Company has entered into various agreements with AerLine, a consolidated VIE through August 31, 2018, and its subsidiaries, XTRA Airways and Songbird, which was legally owned by the Chairman and Vice Chairman of the Company.

NOTE R - DISCONTINUED OPERATIONS

The primary business activity of AerLine was to operate charter airline services and the aircraft used to fly these charters were leased from the Company. Additionally, Company personnel dedicated time to providing general, administrative and consulting services to AerLine Holdings, which were covered under a shared service agreement.

The Company had determined that the business relationship with AerLine and its subsidiaries qualified AerLine as a VIE with the Company deemed the primary beneficiary. Accordingly, the Company consolidated the financial results of AerLine in accordance with ASC Topic 810 “Consolidation”.

Effective August 31, 2018, AerLine sold all of its interest in XTRA Airways in consideration for a promissory note in the amount of $5,000,000 and a 9.99% interest in the buyer, at which point AerLine ceased to meet the consolidation criteria as a VIE under U.S. GAAP. The historical results of AerLine are reported as discontinued operations in our consolidated statements of operations for all periods presented.

Since the Company did not have an equity interest in AerLine or participate otherwise in the sharing of the net results of the VIE, the accounting guidance required that the noncontrolling interest on the consolidated statements of operations for the Company represent the full results of the VIE before eliminations. The noncontrolling interest on the consolidated balance sheets represents the net equity of AerLine Holdings before eliminations.

The details of our income from discontinued operations, net of tax, consists of:

Year Ended December 31, 2018
Charter revenue	$28,385,000
Charter expenses	(19,865,000)
Selling, general and administrative	(9,693,000)
Depreciation	(1,659,000)
Gain on sale of intangible assets	23,177,000
Other income, net	2,294,000
Loss on deconsolidation	(1,380,000)
Total income from discontinued operations	$21,259,000

Total interest income charged by the Company to AerLine Holdings for the years ended December 31, 2018 amount to $850,000. The 2018 amount was eliminated upon consolidation.

AerSale, Inc. and AerLine Holdings and its subsidiaries entered into shared services agreements to provide back office and executive services. For the year ended December 31, 2018, the Company recognized $583,000, of revenue related to the agreements. The 2018 amount was eliminated upon consolidation.

AerSale, Inc. and AerLine Holdings and its subsidiaries also entered into Goods and Services Agreements for AerSale, Inc. to provide aircraft, parts and MRO services to the AerLine Holdings subsidiaries. For the year ended December 31, 2018, the Company recognized $3,813,000, of revenue related to the agreements. The 2018 amount was eliminated upon consolidation.

The Company leased various aircraft to AerLine under operating leases with terms ranging from 24 to 60 months, expiring in 2021. On March 5, 2018, these lease agreements were terminated. Rental income recognized by the Company for the year ended December 31, 2018 was $2,419,000 and was eliminated upon consolidation.

A portion of the balances due to the Company from AerLine were forgiven in 2018. Amounts due from AerLine as of December 31, 2020 and 2019, were $5,924,000 and $11,581,000, respectively. The balance due from AerLine as of December 31, 2020 and 2019 is presented in the consolidated balance sheets as due from related party, of which $474,000 and $6,131,000 is presented as a current asset as of December 31, 2020 and 2019, respectively, while $5,450,000 is presented as a long term asset as of December 31, 2020 and 2019. The balances due from AerLine as of December 31, 2020 and 2019 are unsecured and AerLine currently has no operations. The Company has the right to all proceeds received from AerLine related to the sale of assets. The primary asset is the 9.99% ownership interest in the entity that acquired the XTRA Airways customer relationships. The amount of ultimate proceeds to be received through the sale of these assets is uncertain. Should the proceeds received be less than the $5,924,000 asset currently recorded on the Company’s December 31, 2020 balance sheet, the Company will need to record an impairment charge for the difference.

NOTE S - BENEFIT PLANS

The Company sponsors an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute, but not more than statutory limits. The Company makes nondiscretionary 3% Safe Harbor contributions of participants’ eligible earnings who have completed the plan’s eligibility requirements. The contributions are made to the plan on behalf of the employees.

Total nondiscretionary contributions to the plan were as follows:

	Year ended December 31,
	2020	2019	2018
Nondiscretionary contributions	$753,000	$875,000	$404,000

NOTE T - BUSINESS COMBINATIONS

Reverse Merger

As described in Note A – Organization and Principles of Consolidation and Basis of Presentation above, the Company consummated the Merger dated December 22, 2020 with AerSale Aviation and in connection therewith, Monocle merged with and into the Company, whereby the Company survived the Merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Securities Exchange Act of 1934, as amended. The Company directly acquired AerSale Aviation for aggregate consideration of $317,156,260, consisting of approximately $13,051,000 in cash and 30,410,540 shares of Company Common Stock at $10.00 per share. As additional consideration, the pre-Merger holders of AerSale Aviation common stock and the holders of in-the-money SARs received a contingent right to receive up to 3,000,000 additional shares of the Company’s Common Stock. The Merger has been accounted for as a Reverse Recapitalization in accordance with U.S. GAAP. For accounting purposes, Monocle is considered the “acquired” company and AerSale Aviation is considered the “acquirer.” The Company received cash proceeds in the amount of $48,608,000 resulting from the Merger, which was recorded as additional paid in capital.

ACT Acquisition

On January 7, 2020 the Company acquired all of the outstanding shares of Aircraft Component Technologies, Inc. (ACT), a Florida corporation located in Miami, Florida, for $16,976,000 in cash. The purpose of the acquisition was to improve the Company’s profitability by enhancing service in its TechOps segment. The results of ACT operations have been included in the consolidated financial statements since the acquisition date. All assets and liabilities of ACT were recorded at their fair market value, and to the extent that the purchase cost exceeded the fair market value of the net assets, that excess was recorded as goodwill, all of which is deductible for federal income tax purposes. The goodwill is attributable to the general reputation of the business and the collective experience of ACT’s management and employees. ACT’s revenues and income from operations from January 7, 2020 through December 31, 2020 were $6,532,000 and $700,000, respectively. The purchase price for ACT was allocated as follows:

Acquisition Date Fair Values
Accounts receivable	$1,442,000
Deposits, prepaid expenses, and other current assets	22,000
Property and equipment	381,000
Other intangible assets	10,096,000
Goodwill	6,002,000
Accounts payable	(134,000)
Accrued expenses	(833,000)
Total purchase price	$16,976,000

The intangible assets included above consist of the following:

Fair Value
Trademark and trade name (indefinite lived)	$200,000

Fair Value
FAA part 145 certificate (indefinite lived)	$796,000

	Useful Life In Years	Fair Value
Customer relationships	10	$9,100,000

Qwest Acquisition

On June 10, 2019, the Company acquired all of the outstanding shares of a used serviceable material distributor and certified repair facility, Qwest Air Parts, Inc. (“Qwest”), a Florida corporation located in Memphis, Tennessee, for $26,081,000. The purpose of the acquisition was to improve the Company’s profitability by enhancing service in its Asset Management Solutions segment. The results of Qwest operations have been included in the Company’s consolidated financial statements since the acquisition date. All assets and liabilities of Qwest were revalued to their fair market value, and to the extent that the purchase cost exceeded the fair market value of the net assets, that excess was classified as goodwill. The goodwill is attributable to the general reputation of the business and the collective experience of Quest’s management and employees. The goodwill is not expected to be deductible for Federal tax purposes. Qwest’s revenues and income from operations from June 10, 2019 through December 31, 2019 were $10,396,000 and $1,815,000, respectively. This business mainly operates as part of the Company’s Asset Management Solutions segment. The purchase price for Qwest was allocated as follows:

Acquisition Date Fair Values
Accounts receivable	$2,714,000
Inventory	3,289,000
Deposits, prepaid expenses, and other current assets	218,000
Property and equipment	567,000
Other intangible assets	10,324,000
Goodwill	13,402,000
Accounts payable	(410,000)
Accrued expenses	(1,151,000)
Deferred tax liability	(2,872,000)
Total purchase price	$26,081,000

The intangible assets included above consist of the following:

Fair Value
FAA part 145 certificate (indefinite-lived)	$724,000

	Useful Life In Years	Fair Value
Customer relationships	10	$9,600,000

Avborne Acquisition

On November 28, 2018, the Company acquired all of the outstanding shares Avborne Component Solutions (“Avborne”). The purpose of the acquisition was to improve the Company’s profitability by enhancing service in its TechOps segment. In connection with the acquisition, all assets and liabilities of the acquired company were revalued to their fair market value, and to the extent that the purchase cost exceeded the fair market value of the assets, that excess was classified as goodwill. The purchase price of Avborne was $22,284,000 and was accounted for as a business acquisition. Avborne’s revenues and income from operations from November 28, 2018 through December 31, 2018 were $1,829,000 and $69,000, respectively. This business mainly operates as part of the Company’s TechOps segment. The purchase price for Avborne was allocated as follows:

Acquisition Date Fair Values
Accounts receivables, net	$2,680,000
Inventory	5,500,000
Deposits, prepaid expenses and other current assets	211,000
Fixed assets	1,733,000
Deferred tax asset	3,848,000
Intangible assets	10,000,000
Goodwill	63,000
Accounts payable, net	(1,249,000)
Accrued taxes	(37,000)
Accrued expenses	(465,000)
Total purchase price	$22,284,000

The intangible assets included above consist of the following:

Fair Value
Trademarks	$600,000
FAA certificate	7,300,000
Total intangible assets with indefinite lives	$7,900,000

	Useful Life In Years	Fair Value
Customer relationships	10	$2,100,000
Total intangible assets with definite lives		$2,100,000

The following unaudited pro forma information presents our consolidated results of operations as if ACT, Qwest and Avborne had been included in our consolidated results since January 1, 2018:

	Year Ended December 31, (Unaudited)
	2020	2019	2018
Revenues	$208,938,000	$324,871,000	$333,215,000
Net income from continuing operations	$8,483,000	$21,497,000	$34,351,000
Net revenue (loss) attributable to AerSale Corporation common shareholders	$8,483,000	$(13,136,000)	$(17,099,000)
Earnings (loss) per share attributable to AerSale Corporation - basic	$8.09	$(354.93)	$(461.99)
Earnings (loss) per share attributable to AerSale Corporation - diluted	$7.61	$(354.93)	$(461.99)

The unaudited pro forma financial information is presented for informational purposes only, and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated ACT, Qwest and Avborne as of January 1, 2018.

NOTE U - SUBSEQUENT EVENTS

Effective February 23, 2021 the Company ratified its 2020 Equity Incentive Plan and its 2020 Employee Stock Purchase Plan and registered an additional 4,200,000 and 500,000 shares of common stock, respectively, issuable under the plans.

ITEM 9	changes in AND disagreements with accountants on accounting and financial disclosure

On December 22, 2020, the Audit Committee of the Board (i) dismissed WithumSmith+Brown, PC (“Withum”), Monocle’s independent registered public accounting firm prior to the Business Combination, as the Company’s independent registered public accounting firm and (ii) approved the engagement of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ended December 31, 2020. Grant Thornton served as independent registered public accounting firm of AerSale Aviation prior to the Business Combination.

The report of Withum on the financial statements of Monocle as of and for the year ended December 31, 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles.

For the period from August 20, 2018 (inception) to December 31, 2019, and the subsequent interim period through December 22, 2020, there were no disagreements between Monocle and Withum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused it to make reference to the subject matter of the disagreements in its report on Monocle’s financial statements for such period.

For the period from August 20, 2018 (inception) to December 31, 2019 and the subsequent interim period through December 22, 2020, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).

The Company has provided Withum with a copy of the foregoing disclosures and has requested that Withum furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company set forth above. A copy of Withum’s letter, dated December 22, 2020, was filed as Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on December 23, 2020.

For the period from August 20, 2018 (inception) to December 31, 2019 and the subsequent interim period through December 22, 2020, Monocle and the Company did not consult with Grant Thornton regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A	controls and procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of December 31, 2020.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management Report on Internal Control Over Financial Reporting

As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on December 22, 2020. Prior to the Business Combination, our predecessor, Monocle was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as Monocle’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, and due to the timing of the Business Combination, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	other information

Annual Meeting of Stockholders

The Board of Directors has established June 15, 2021 as the date of the Company's 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”). The 2021 Annual Meeting will be held virtually. The details of the virtual annual meeting, including how stockholders can log into the virtual meeting, vote and submit questions, will be disclosed in the Company’s definitive proxy statement for the 2021 Annual Meeting, to be filed with the SEC.

Any stockholder seeking to bring business before the 2021 Annual Meeting or to nominate a director must provide timely notice, as set forth in the Company’s Amended and Restated Bylaws (the “Bylaws”). Specifically, written notice of any proposed business or nomination must be received at the Company’s principal executive offices no later than the close of business on March 26, 2021 (which is the tenth day following this public announcement of the date of the 2021 Annual Meeting). Any notice of proposed business or nomination must comply with the specific requirements set forth in the Bylaws.

Amendment to Credit Agreement

On March 12, 2021 (the “Second Amendment Effective Date”), the Company entered into that certain Amendment No. 2 and Joinder (the “Second Amendment”) to the Revolving Credit Agreement, by and among the Existing Loan Parties (as defined in the Credit Agreement), the Lenders signatory thereto, AerSale Corporation and Monocle Parent LLC as New Guarantors (as defined in the Credit Agreement), AerSale Ireland 1 Limited as New Borrower (as defined in the Credit Agreement) and Wells Fargo as Administrative Agent and Lender.

Among other things, the Second Amendment extends the maturity of the credit facility to the third anniversary of the Second Amendment Effective Date. The Second Amendment permits the company to access an additional $40 million in incremental revolving commitments under the facility, which the Company exercised on the Second Amendment Effective Date. The Second Amendment also reduced the Applicable Margin (as defined in the Credit Agreement) from a fixed rate of 3.50% for LIBOR based loans and 2.50% for base rate loans to a variable rate ranging from 3.00% to 3.50% for LIBOR based loans and 2.00% to 2.50 for base rate loans, depending on Quarterly Average Excess Availability (as defined in the Credit Agreement). The Second Amendment incorporated a LIBOR floor of 0.50%, and built in customary LIBOR replacement language and QFC stay rules. The Second Amendment also waives certain events of default due to the conversion of Qwest Air Parts, LLC into a limited liability company and with respect to the formation of AerSale Ireland 1 Limited. The Second Amendment also made certain changes to the borrowing base calculation, including removing the availability block. Concurrently with the execution of the Second Amendment, AerSale Corporation, Monocle Parent LLC and Monocle Acquisition were joined to the credit facility as guarantors and grantors thereunder, and AerSale Ireland 1 Limited was joined as a new borrower thereunder.

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Position
Nicolas Finazzo	64	Chairman, Chief Executive Officer, Division President, TechOps and Director
Robert B. Nichols	64	Executive Vice Chairman, Division President, Asset Management Solutions and Director
Martin Garmendia	46	Chief Financial Officer, Treasurer and Secretary
Basil Barimo	55	Division President, MRO Services
Craig Wright	53	Division President, Aircraft & Engine Management
Gary Jones	57	Division President, Airframe & Engine Materials
Iso Nezaj	65	Division President, Engineered Solutions and Chief Technical Officer
Jonathan Seiffer	49	Director
Eric J. Zahler	70	Director
Sai S. Devabhaktuni	49	Director
Richard J. Townsend	70	Director
General C. Robert Kehler	68	Director
Peter Nolan	62	Director
Michael Kirton	39	Director

Nicolas Finazzo

Nicolas Finazzo has served on our Board since December 2020. Mr. Finazzo founded AerSale Corp. in 2008 and has served as Chairman and Chief Executive Officer from inception until January 2019, and again since December 2019. He has also served as Division President, TechOps since December 2019. From January 2019 to December 2019, Mr. Finazzo was Executive Chairman of AerSale Corp. From 1997 to 2008, Mr. Finazzo was Co-Founder and Chief Executive Officer of AeroTurbine, Inc., a supplier of aircraft and engine products and MRO service provider. In 1997, Mr. Finazzo was Vice President and General Counsel of AeroThrust, Inc., parts supplier, MRO service provider and aircraft engine leasing company. From 1991 to 1997, Mr. Finazzo was Vice President and General Counsel of International Air Leases, Inc., a used aircraft leasing company. From 1987 to 1991, Mr. Finazzo was Vice President of Contracts for Greenwich Air Services, a jet engine MRO service provider. From 1981 to 1987, Mr. Finazzo was President of Southern Express Airways, Inc., a commuter airline operating in the United States.

As one of our founders, Chairman and Chief Executive Officer, Mr. Finazzo brings to the Board significant senior leadership and institutional knowledge of the Company with considerable expertise in MRO services, parts distribution and aircraft and engine leasing sectors of the industry.

Robert B. Nichols

Robert B. Nichols has served on our Board since December 2020. Mr. Nichols founded AerSale Corp. in 2008 and has served as the Executive Vice Chairman since January 2019. He has also served as Division President, Asset Management Solutions since December 2019. From 2017 to December 2019, Mr. Nichols was Principal of AerSale Corp. From 2008 to 2017, Mr. Nichols also was Chief Operating Officer of AerSale Corp. From 1997 to 2008, Mr. Nichols was Co-Founder and Chief Operating Officer of AeroTurbine, Inc. From 1990 to 1997, Mr. Nichols was Vice President of Engine Sales and Leasing for AeroThrust, Inc. From 1989 to 1990, Mr. Nichols was Director of Engine Sales and Leasing for Greenwich Air Services.

As one of our founders and our Executive Vice Chairman, Mr. Nichols brings to the Board significant senior leadership, marketing, technical and global experience along with deep institutional knowledge of the Company, its operations and customer relations.

Martin Garmendia

Martin Garmendia has served as our Chief Financial Officer since 2018. From 2015 to 2018, he served as our Senior Vice President of Finance and Corporate Controller. From 2006 to 2015, Mr. Garmendia had various roles for NextEra Energy (NYSE: NEE) including Senior Director of Corporate Accounting for Florida Power & Light, a power utility company and Controller during the IPO of NextEra Energy Partners (NYSE: NEP). From 2003 to 2006, Mr. Garmendia had various roles for Bacardi USA, Inc., a spirits company, including Finance Manager of the Forecast Budget & Analysis Group. From 2000 to 2003, Mr. Garmendia was a Senior Auditor in the Assurance & Advisory Practice at Deloitte & Touche, LLP, a multinational professional services network and accounting firm. Mr. Garmendia is a Certified Public Accountant in the State of Florida.

Basil Barimo

Basil Barimo has served as our Division President, MRO Services since December 2019. From January 2019 to December 2019, he served as our Chief Executive Officer and from 2017 to January 2019, Mr. Barimo was Chief Operating Officer of AerSale Corp. From 2010 to 2017, Mr. Barimo was Executive Vice President of Repair for the NORDAM Group, an aerospace components MRO service provider. From 2003 to 2009, Mr. Barimo was the Vice President of Operations and Safety for Air Transport Association of America, a U.S. trade association and lobbying group. From 2002 to 2003, Mr. Barimo was the Vice President of Operations for Avborne, Inc., a supplier of mid-life aircraft, engines and used serviceable material, and MRO service provider. From 1989 to 2002, Mr. Barimo was the Senior Director of Maintenance Quality Assurance for US Airways, Inc., a commercial airline.

Craig Wright

Craig Wright has served as our Division President, Aircraft & Engine Management since December 2019. From January 2019 to December 2019, he was the President of AerSale Corp. From June 2017 to January 2019, Mr. Wright was Chief Commercial Officer of AerSale Corp. From 2010 to 2017, he was Senior Vice President of Aircraft Leasing for AerSale Corp. From 2006 to 2010, he was Vice President of Fleet for Macquarie AirFinance, a global aircraft leasing company. From 2001 to 2006, Mr. Wright was Director of Corporate Finance for GATX Capital Corp., working in multiple business units including rail/locomotive, IT equipment and aviation finance. From 1990 to 1998, Mr. Wright was a Consulting Engineer for Lin & Associates, Inc., a specialized structural engineering company.

Gary Jones

Gary Jones has served as President of our Materials Group since 2019. From 1999 through 2019, he was President and Chief Executive Officer of Qwest Air Parts, a supplier and distributor of commercial aviation parts that was acquired by AerSale Corp. in 2019. From 1983 to 1998, Mr. Jones was Vice President of Acquisitions for GE Capital Aviation Services, a commercial aviation financing and leasing company.

Iso Nezaj

Iso Nezaj has served as our Chief Technical Officer since December 2019. He has also served as our Division President, Engineered Solution since 2017. From 2014 to 2017, Mr. Nezaj was our Senior Vice President of Technical Services. From 2010 to 2014, Mr. Nezaj was our Vice President in Technical Services. From 2009 to 2010, he was President of Air One Maintenance & Engineering LLC, a maintenance repair operation service provider. From 2000 to 2009, Mr. Nezaj was General Manager of Commercial Jet Inc., a maintenance repair operation service provider. From 1997 to 1999, Mr. Nezaj was Vice President and Chief Operating Officer of Skytrak International Airlines, Inc., a US FAR certified 21 commercial airline. From 1995 to 1997, Mr. Nezaj was Vice President of Engineering for Aeron Equities, Inc., a leasing aviation company. From 1993 to 1994, Mr. Nezaj was Director of Quality Assurance and Engineering for Kiwi International Airlines, Inc., a US FAR certified 121 commercial airline.

Non-Employee Directors

Jonathan Seiffer

Jonathan Seiffer has served on our Board since December 2020. Mr. Seiffer currently serves as Senior Partner with Leonard Green & Partners, L.P. (“Leonard Green”), a private equity firm which is one of AerSale Corp’s significant shareholders, which he joined in 1994. Before joining Leonard Green, he worked in corporate finance at Donaldson, Lufkin & Jenrette. Mr. Seiffer currently serves on the boards of AerSale Corporation, Signet Jewelers Limited, Authentic Brands Group, Caliber Collision Centers, Mister Car Wash and SRS Distribution. Mr. Seiffer brings particular knowledge and experience in finance, and broad-based experience in the leadership of distribution businesses.

Mr. Seiffer brings to the board significant strategic leadership, experience in the investment industry and valuable global business perspective.

Eric J. Zahler

Eric J. Zahler has served on our Board since December 2020 and previously served on the Board of Monocle Holdings, Inc. prior to the Merger. Mr. Zahler has served as Co-Founder, President and Chief Executive Officer of Monocle Acquisition Corporation (Nasdaq: MNCL), whose business combination with AerSale Corp. was consummated in 2020. He has over 35 years of senior leadership, strategy, operations, and governance experience with aerospace and defense companies. Until 2018, Mr. Zahler was a Co-Founder and Managing Director of Sagamore Capital, a private equity firm pursuing investments in the aerospace and defense, industrial electronics, and selected business service markets. Prior to founding Sagamore Capital. Mr. Zahler was President and Chief Operating Officer of Loral Space & Communications, Inc. for eight years and also served on Loral’s Board of Directors. Mr. Zahler was a senior member of the management of Loral since 1992. Mr. Zahler is a member of the Board of Directors of Maxar Technologies (NYSE: MAXR; TSX: MAXR), a leading global provider of advanced space technology solutions for commercial and government markets. He is also Chairman of the Board of exactEarth Ltd. (TSX: XCT), a leading provider of global vessel tracking data for maritime situational awareness, and a member of the Board of Directors of Sequa Corporation, a portfolio company of The Carlyle Group, which provides the global airline industry with a broad range of aftermarket services. From 1975 to 1992, Mr. Zahler was an attorney at Fried, Frank, Harris, Shriver & Jacobson, where he was elected Partner in 1983. At Fried, Frank, he represented numerous aerospace and defense companies in all aspects of their interactions with the U.S. government. Mr. Zahler holds a Bachelor of Science degree in mathematics from Yale University and a law degree from Harvard Law School.

Mr. Zahler brings to the Board, leadership and operations experience in executive leadership roles at global public companies, as well as accounting and financial expertise with corporate governance experience.

Sai S. Devabhaktuni

Sai S. Devabhaktuni has served on our Board since December 2020 and previously served on the Board of Monocle Holdings, Inc. prior to the Business Combination. Mr. Devabhaktuni is Co-Founder and Chairman of the Board of Directors of Monocle Acquisition Corporation (“Monocle”; Nasdaq: MNCL), whose business combination with AerSale Corp. was consummated in 2020. Prior to Monocle, Mr. Devabhaktuni was Head of Corporate Distressed Portfolio Management at Pacific Investment Management Company (“PIMCO”). While at PIMCO, Mr. Devabhaktuni served in various capacities on investment committees of numerous investment funds. Prior to PIMCO, and from 1998 to 2010, he was a Managing Principal at MHR Fund Management LLC (“MHR”) where he was involved in all aspects of the investment process and worked closely with senior management teams of portfolio companies on operational improvements and growth initiatives. Prior to MHR, Mr. Devabhaktuni was a member of the event-driven strategies group at Highbridge Capital Management LLC, and a member of the corporate finance, capital markets and emerging markets groups of Nomura Securities. Mr. Devabhaktuni holds a Bachelor of Science in Economics, with concentrations in Finance, Economics and Legal Studies from the Wharton School of the University of Pennsylvania. Mr. Devabhaktuni has served on the Board of Directors of Loral Space & Communications, Inc. (Nasdaq: LORL) and Applied Natural Gas Fuels Inc., and currently serves on the Board of Directors of Sequa Corporation.

Mr. Devabhaktuni brings to the board experience in finance, asset management, capital markets and capital management, experience as a senior executive and perspective as an institutional investor.

Richard J. Townsend

Richard J. Townsend has served on our Board since December 2020 and previously served on the Board of Monocle Holdings, Inc. prior to the Business Combination. Mr. Townsend has served as the Executive Vice President and Chief Financial Officer of Monocle Acquisition Corporation (“Monocle”; Nasdaq: MNCL), whose business combination with AerSale Corp. was consummated in 2020. Mr. Townsend brings 40 years of knowledge and experience in finance, strategy and operations. Prior to Monocle, Mr. Townsend was a Managing Partner at Rangeley Capital (“Rangeley”), with responsibilities as a Portfolio Manager and Chief Operating Officer from 2008 to 2017, and subsequently as an Advisory Partner. Prior to Rangeley, Mr. Townsend was Executive Vice President and Chief Financial Officer of Loral Space & Communications, Inc. (Nasdaq: LORL) from 1998 to 2007, where he was responsible for all financial aspects of the business. From 1996 to 1998, Mr. Townsend served as the Corporate Controller and Director of Strategy of ITT Industries (NYSE: ITT). Mr. Townsend spent the prior 17 years in various roles in operations and financial Management at IBM (NYSE: IBM), including serving as Controller for EMEA (Europe, Middle East and Africa) in France. Prior to IBM, Mr. Townsend was a mechanical engineer at General Electric’s Nuclear Energy Division (NYSE: GE). Mr. Townsend holds a Bachelor of Science degree in Mechanical Engineering from the University of Michigan, a Master of Science degree in Engineering from the University of California at Berkeley and an MBA from Stanford University.

Mr. Townsend brings to the Board extensive experience as a senior operating and finance executive for large public companies.

General C. Robert Kehler

General C. Robert Kehler has served on our Board since December 2020 and previously served in the Board of Monocle Holdings, Inc. prior to the Business Combination. Mr. Kehler is USAF (ret), has served as a director of Monocle Acquisition Corp since its prospectus. He has 43 years of leadership, strategy and governance experience related to military operations of the United States of America. General Kehler currently serves on the board of directors of Maxar Technologies Ltd. (Ticker: MAXR) and Inmarsat plc (Ticker: ISAT LN), and is a trustee of the Mitre Corporation, a senior advisor to McKinsey and Company and special advisor to EaglePicher Technologies, LLC. General Kehler retired from the United States Air Force in December 2013 after almost 39 years of distinguished service. From January 2011 until November 2013, he served as the Commander, United States Strategic Command (“USSTRATCOM”), where he was directly responsible to the Secretary of Defense and President for the plans and operations of all U.S. forces conducting strategic deterrence, nuclear alert, global strike, space, cyberspace and associated operations. Prior to commanding USSTRATCOM, General Kehler commanded United States Air Force Space Command and two operational space wings conducting space launch, missile warning, and space control missions. He also commanded an intercontinental ballistic missile squadron and group.

General Kehler entered the Air Force in 1975 as a Distinguished Graduate of the Pennsylvania State University R.O.T.C. program, has master’s degrees in Public Administration and National Security and Strategic Studies, and completed executive development programs at Carnegie-Mellon University, Syracuse University, and Harvard University. His military awards include the Defense Distinguished and Superior Service Medals, the Distinguished Service Medal (2 awards), Legion of Merit (3 awards), and the French Legion of Honor (Officer). General Kehler was the S.T. Lee Distinguished Lecturer at Stanford University’s Freeman Spogli Institute for International Studies for academic year 2014 — 2015, and remains an Affiliate of Stanford’s Center for International Security and Cooperation. He is a Senior Fellow of the National Defense University.

Mr. Kehler brings to the Board over 40 years of leadership and governance experience and extensive involvement serving as a director and member of board committees.

Peter Nolan

Peter Nolan has served on our Board since December 2020. Mr. Nolan is the Chairman of Nolan Capital, a private investment company, and is also a senior advisor to Leonard Green & Partners, L.P., a private equity firm, and was previously a managing partner of Leonard Green & Partners. Mr. Nolan currently serves on the board of directors of Activision and AerSale, among others. Prior to becoming a partner at Leonard Green & Partners in 1997, Mr. Nolan served as a managing director and the Co-Head of Donaldson, Lufkin and Jenrette’s Los Angeles Investment Banking Division from 1990 to 1997, as a First Vice President in corporate finance at Drexel Burnham Lambert from 1986 to 1990, and as a Vice President at Prudential Securities, Inc. from 1982 to 1986. Prior to 1982, Mr. Nolan was an associate at Manufacturers Hanover Trust Company.

Mr. Nolan brings to the board experience in finance, asset management, capital markets and capital management, experience as a senior executive and perspective as an institutional investor.

Michael Kirton

Michael Kirton has served on our Board since December 2020. Mr. Kirton currently serves as Partner with Leonard Green which he joined in 2007. Before joining Leonard Green, he worked in corporate finance at Credit Suisse First Boston. Mr. Kirton currently serves on the boards of AerSale, Charter NEX, Fineline Technologies, ProMach, Pure Gym, The Wrench Group, and Troon Golf. Mr. Kirton brings particular knowledge and experience in finance and broad-based experience in the leadership of middle-market businesses.

Mr. Kirton brings to the board experience in finance, asset management, capital markets and capital management, experience as a senior executive and perspective as an institutional investor.

Code of Business Conduct and Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, www.aersale.com/about/investor-relations. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq Stock Market rules concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

The remainder of the response to this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11	executive compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12	security ownership of certain beneficial owners and management and related stockholder matterS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information on our equity compensation plans as of December 31, 2020:

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
2020 Equity Incentive Plan(1)	-	-	4,200,000
2020 Employee Stock Purchase Plan(2)	-	-	500,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	4,700,000

(1)	Consists of the AerSale Corporation 2020 Equity Incentive Plan (the “2020 Plan”). Under this 2020 Plan, a total of 4,200,000 shares were authorized for stock-based compensation available in the form of restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), stock options or other stock-based or cash-based awards. As of December 31, 2020, there were no awards outstanding under the 2020 Plan.

(2)	Consists of the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, a total of 500,000 shares were authorized to be purchased by any eligible employees during the offering period. No offering periods in which participants receive options to purchase shares under the 2020 ESPP had been implemented as of December 31, 2020.

The remainder of the response to this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13	certain relationships and related transactions, and director independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 14	principal accountant fees and services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 15	EXhibits AND financial statement scheduleS

(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.3	Second Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Second Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.4	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Description of the Registrant’s Securities					*
10.1	Letter Agreement, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.4	12/17/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	Amended and Restated Founder Shares Agreement, dated September 8, 2020, by and among Monocle Partners, LLC, Cowen Investments II LLC, Monocle Acquisition Corp, Monocle Holdings Inc. and AerSale Corp.	8-K	001-38801	10.1	09/08/2020
10.3	Amendment No. 1 to the Second Amended and Restated Founder Shares Agreement, dated December 16, 2020, by and among Monocle Partners, LLC, Cowen Investments II LLC, Monocle Acquisition Corp, Monocle Holdings Inc. and AerSale Corp.	8-K	001-38801	10.2	12/17/2020
10.4	Form of Subscription Agreement.	8-K	001-38801	10.1	12/17/2020
10.5	Form of Issuance Agreement.	8-K	001-38801	10.3	12/17/2020
10.6	Amended and Restated Registration Rights Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation, Monocle Partners, LLC, Cowen Investments II LLC, C. Robert Kehler, Donald W. Manvel, John C. Pescatore, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.7	12/23/2020
10.7	Lock-Up Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.8	12/23/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
10.9	Company Support and Mutual Release Agreement, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.2	09/08/2020
10.10#	Executive Offer Letter between AerSale Inc. and Nicolas Finazzo					*
10.11#	Executive Offer Letter between AerSale Inc. and Robert B. Nichols					*
10.12#	Executive Offer Letter between AerSale Inc. and Martin Garmendia					*
10.13#	Executive Offer Letter between AerSale Inc. and Basil Barimo					*
10.14#	Executive Offer Letter between AerSale Inc. and Gary Jones					*
10.15#	Executive Offer Letter between AerSale Inc. and Iso Nezaj					*
10.16#	Executive Offer Letter between AerSale Inc. and Craig Wright					*
10.17#	Amended and Restated AerSale Corp. Stock Appreciation Rights Plan.	S-4/A	333-235766	10.8	02/14/2020
10.18#	AerSale Corporation Severance Plan.	S-4/A	333-235766	10.9	02/14/2020
10.19#	AerSale Corporation 2020 Equity Incentive Plan.	S-4/A	333-235766	10.1	10/14/2020
10.20#	Forms of award agreements under the AerSale Corporation 2020 Equity Incentive Plan	S-8	333-253424	99.2	02/24/2021
10.21#	AerSale Corporation 2020 Employee Stock Purchase Plan.	S-4/A	333-235766	10.11	10/14/2020
10.22	Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Aersale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.					*
10.23	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 8, 2020, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.					*
10.24	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 12, 2021, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent and lender, AerSale Ireland 1 Limited, as new borrower and AerSale Corporation and Monocle Parent LLC, as guarantors.					*
21.1	List of Subsidiaries.					*
23.1	Consent of Grant Thornton LLP.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document.					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*

*	Filed herewith

**	Furnished herewith

#	Denotes a management contract or compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AerSale Corporation

Date: March 16, 2021	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicolas Finazzo	Chairman, Chief Executive Officer, Division President, TechOps and Director	March 16, 2021
Nicolas Finazzo	(principal executive officer)

/s/ Robert B. Nichols	Vice Chairman, Division President,	March 16, 2021
Robert B. Nichols	Asset Management Solutions and Director

/s/ Martin Garmendia	Chief Financial Officer, Treasurer and Secretary	March 16, 2021
Martin Garmendia	(principal financial and accounting officer)

/s/ Jonathan Seiffer	Director	March 16, 2021
Jonathan Seiffer

/s/ Eric J. Zahler	Director	March 16, 2021
Eric J. Zahler

/s/ Sai S. Devabhaktuni	Director	March 16, 2021
Sai S. Devabhaktuni

/s/ Richard J. Townsend	Director	March 16, 2021
Richard J. Townsend

/s/ General C. Robert Kehler	Director	March 16, 2021
General C. Robert Kehler

/s/ Peter Nolan	Director	March 16, 2021
Peter Nolan

/s/ Michael Kirton	Director	March 16, 2021
Michael Kirton