Form 10-K/A
period 2020-12-31
AerSale Corp
filed 2021-05-04
CIK 1754170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 001-38801

AerSale Corporation

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization) 121 Alhambra Plaza, Suite 1700 Coral Gables, Florida (Address of principal executive offices)	84-3976002 (I.R.S. Employer Identification No.) 33134 (Zip Code)

(305) 764-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ASLE	The Nasdaq Global Market
Redeemable warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	ASLEW	The Nasdaq Global Market

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of AerSale Corporation (the “Company”) for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2021 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Item 7A of Part II of the Annual Report on Form 10-K. This information was inadvertently omitted from the Original Filing.

Pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

AerSale Corporation
Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 2020

TABLE OF CONTENTS

Item		Page
	Part II

7A	Quantitative and Qualitative Disclosures About Market Risk	1

	Part IV

15.	Exhibits and Financial Statement Schedules	2

	Signatures	3

Part II

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Amended and Restated Credit Agreement, or the Credit Facility, which has variable interest rates tied to LIBOR. As of December 31, 2020, we had no outstanding variable rate borrowings under our Credit Facility. Therefore, a ten percent increase in the average interest rate affecting our variable rate debt outstanding as of December 31, 2020 would not have had a material impact on our interest expense, financial position or continuing operations.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions are denominated in local currency.  A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the year ended December 31, 2020.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits.

Incorporation by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AerSale Corporation

Date: May 4, 2021	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chief Executive Officer

3