Form 10-Q
period 2021-03-31
AerSale Corp
filed 2021-05-10
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number 001-38801

AerSale Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-3976002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Alhambra Plaza Suite 1700
Coral Gables, FL	33134
(Address of Principal Executive Offices)	(Zip Code)

(305) 764-3200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ASLE	The Nasdaq Global Market
Redeemable warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	ASLEW	The Nasdaq Global Market

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

The number of shares of Registrant’s common stock outstanding as of May 4, 2021 was 42,949,261.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements relating to the benefits of the Business Combination (as defined herein), the future financial performance of the post-combination company following the Business Combination, the impact of the COVID-19 pandemic on our business, changes in the market for our services, changes in applicable laws or regulations; our ability to launch new services and products or to profitably expand into new markets, and the possibility that we may be adversely affected by other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the impact of the COVID-19 pandemic on our business; factors that adversely impact the commercial aviation industry; fluctuation of market values for our aviation products; our inability to repossess Flight Equipment (as defined herein) when a lessee defaults and the cost of remarketing and releasing such repossessed Flight Equipment; compliance with significant government regulations; the success at our MOR (as defined herein) facilities is dependent on continued outsourcing by airlines; a shortage of skilled personnel or work stoppages; inability to obtain certain components and raw materials from suppliers; competitive pressures; risks associated with operating internationally; the value of liens on our flight equipment; ownership rights over an engine affixed to an aircraft; risks associated with business acquisitions;  continued availability of financing; restrictive and financial covenants in our existing debt; product and other liability claims; risks associated with suppling equipment and services to the U.S. government; cyber or other security threats or other disruptions; compliance with environmental requirements; payment of capital expenditures; our lack of ownership of certain intellectual property that is important to our business; dependence on our facilities; damage to our reputation by improper conduct of employees, agents, and others; limitations on employee compensation as a result of the CARES Act; the loss of certain key employees; insolvency of any of our customers; exposure to intellectual property litigation; and the factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021 (together with our amended Annual Report on Form 10-K filed with the SEC on May 4, 2021, the “Annual Report”).

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Unless otherwise stated or the context otherwise requires, references in this Quarterly Report to the “Company,” “AerSale,” “we,” “us,” “our” and similar terms refer to AerSale Corporation (f/k/a Monocle Holdings, Inc.) and its consolidated subsidiaries.

i

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$19,609	$29,317
Accounts receivable, net of allowance for doubtful accounts of $1,442 and $1,652 as of March 31, 2021 and December 31, 2020	48,510	50,215
Inventory:
Aircraft, airframes, engines, and parts, net	99,299	85,192
Advance vendor payments	10,719	6,205
Due from related party	—	474
Deposits, prepaid expenses, and other current assets	5,609	7,560
Total current assets	183,746	178,963
Fixed assets:
Aircraft and engines held for lease, net	82,332	86,844
Property and equipment, net	7,771	7,839
Inventory:
Aircraft, airframes, engines, and parts	65,943	55,463
Deferred income taxes	5,992	5,708
Deferred financing costs, net	1,268	367
Deferred customer incentives and other assets, net	271	271
Due from related party	5,421	5,450
Goodwill	19,860	19,860
Other intangible assets, net	27,839	28,364
Total assets	$400,443	$389,129

Current liabilities:
Accounts payable	$19,221	$16,364
Accrued expenses	8,207	8,576
Income tax payable	1,329	1,324
Lessee and customer purchase deposits	1,480	2,820
Deferred revenue	818	2,595
Total current liabilities	31,055	31,679

Long-term lease deposits	2,485	1,145
Maintenance deposit payments and other liabilities	3,744	3,664
Warrant liability	1,410	1,186
Total liabilities	38,694	37,674
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 42,949,261 and 41,046,216 shares	4	4
Additional paid-in capital	292,869	292,593
Retained earnings	68,876	58,858
Total equity	361,749	351,455
Total liabilities and stockholders’ equity	$400,443	$389,129

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Products	$25,126	$18,031
Leasing	6,256	15,782
Services	27,053	23,322
Total net revenue	58,435	57,135
Cost of sales and operating expenses:
Cost of products	13,806	13,439
Cost of leasing	2,767	7,432
Cost of services	22,027	20,978
Total cost of sales	38,600	41,849
Gross profit	19,835	15,286
Selling, general, and administrative expenses	13,310	13,201
Payroll support program proceeds	(6,363)	—
Transaction costs	—	231
Income from operations	12,888	1,854
Other income (expenses):
Interest expense, net	(258)	(536)
Other income (expenses), net	94	57
Change in fair value of warrant liability	(224)	—
Total other expenses	(388)	(479)
Income from operations before income tax provision	12,500	1,375
Income tax expense	(2,482)	(316)
Net income	$10,018	$1,059

Earnings per share - basic	$0.24	$28.61
Earnings per share - diluted	$0.23	$28.61

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2021 and 2020

(in thousands, except per share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2019	$1	5,285,054	$243,221	$50,764	$293,986
Net income	—	—	—	1,059	1,059
Balance at March 31, 2020	$1	5,285,054	$243,221	$51,823	$295,045

Balance at December 31, 2020	$4	41,046,216	$292,593	$58,858	$351,455
Issuance of Earn-Out shares	—	1,855,634	(269)	—	(269)
Shares issued upon exercise of warrants	—	47,411	545	—	545
Net income	—	—	—	10,018	10,018
Balance at March 31, 2021	$4	42,949,261	$292,869	$68,876	$361,749

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$10,018	$1,059
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,487	7,937
Amortization of debt issuance costs	150	202
Inventory reserve	74	421
Provision for doubtful accounts	(144)	114
Deferred income taxes	(284)	—
Change in fair value of warrant liability	224	—
Decreases (increases) in operating assets and liabilities, net of acquisition:
Accounts receivable	1,713	12,321
Inventory	(27,020)	(1,511)
Deposits, prepaid expenses, and other current assets	2,590	5,015
Deferred customer incentives and other assets	—	320
Advance vendor payments	(4,514)	580
Accounts payable	2,857	849
Income tax payable	5	313
Accrued expenses	(1,420)	(414)
Deferred revenue	(1,777)	(5,913)
Lessee and customer purchase deposits	—	406
Other liabilities	80	(262)
Net cash (used in) provided by operating activities	(13,961)	21,437
Cash flows from investing activities:
Business acquisition	—	(16,976)
Proceeds from sale of assets	4,420	—
Acquisition of aircraft and engines held for lease, including capitalized cost	—	(293)
Purchase of property and equipment	(443)	(914)
Net cash provided by (used in) investing activities	3,977	(18,183)
Cash flows from financing activities:
Repayments of 8% Senior Secured Notes	—	(1,448)
Proceeds from revolving credit facility	—	79,500
Repayments of revolving credit facility	—	(19,096)
Cash paid for employee taxes on withholding shares	(269)	—
Proceeds from exercise of warrants	545	—
Net cash provided by financing activities	276	58,956
(Decrease) increase in cash and cash equivalents	(9,708)	62,210
Cash and cash equivalents, beginning of period	29,317	17,505
Cash and cash equivalents, end of period	$19,609	$79,715
Supplemental disclosure of cash activities
Income taxes, net	98	46
Interest	167	344
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory from equipment held for lease, net.	(2,061)	(1,111)

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE A — DESCRIPTION OF THE BUSINESS

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

Revision of Prior Period Financial Statements

During the quarter ended March 31, 2021, the Company identified and corrected immaterial errors that affected certain of its previously issued consolidated financial statements. These errors related to the misapplication of generally accepted accounting principles in the United States in connection with the classification of the Company’s private warrants as equity. The SEC released a Public Statement on April 12, 2021 noting that when one or more features common to warrants in SPAC transactions is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following review of the SEC’s statement, the Company concluded that our private warrants do not meet the conditions to be classified as equity and instead, the private warrants meet the definition of a derivative under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.” This requires the Company to record the private warrants as a liability measured at fair value on the Company’s Condensed Consolidated Balance Sheets with the changes in fair value each period reported in earnings. As a result, the Company recorded $0.2 million of expense in the three months ended March 31, 2021, reflected as change in fair value of warrant liability. Accordingly, the Company is revising its December 31, 2020 financial statements by recognizing the private warrants as a liability upon the consummation of the Business Combination on December 22, 2020 in the amount of $1.2 million with a corresponding reduction to additional paid-in capital and retained earnings of $0.8 million and $0.4 million, respectively.

The Company determined the impact of the error related to the accounting treatment of private warrants had an immaterial impact with respect to the Company’s condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. However, in order to correctly present the immaterial errors noted above, previously issued comparative financial statements have been revised during the quarter ended March 31, 2021.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Although early adoption is permitted, we plan to adopt Topic 842 during the first quarter of 2022, on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will become effective for the Company beginning January 1, 2023, with early adoption permitted, on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with Accounting Principles Generally Accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the Annual Report, wherein a more complete discussion of significant accounting policies and certain other information can be found.

Revenue Recognition

Products — Used Serviceable Material Sales (“USM”)

Revenues from sales of USM are measured based on consideration specified within customer contracts, and excludes any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when performance obligations are satisfied by transferring control of a product or service to a customer. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. Title passes to the buyer when the goods are shipped, the buyer is responsible for any loss in transit and the Company has a legal right to payment for the spare parts once shipped. We generally sell our USM products under standard 30-day payment terms, subject to certain exceptions. Customers neither have the right to return products nor do they have the right to extended financing. The Company has determined that physical acceptance of the spare parts to be a formality in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”).

Spare parts revenue is based on a set price for a set number of parts as defined in the purchase order. The performance obligation is completed once the parts have shipped and as a result, all of the transaction price is allocated to that performance obligation. The Company has determined that it is appropriate to recognize spare parts sales at a point in time (i.e., the date the parts are shipped) in accordance with ASC 606.

Products — Whole Asset Sales

Revenues from whole asset sales are measured based on consideration specified in the contract with the customer. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, condition of the whole asset, bill of sale and the assignment of rights and warranties from the Company to the customer. The Company believes the whole asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. Accordingly, the Company has identified the transfer of the whole asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of whole assets) and is explicitly stated in each contract. Whole asset sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer is the date the customer obtains control over the asset and would cause the revenue recognition. Payment is required in full upon a customer’s acceptance of the whole asset on the date of the transfer.

Leasing Revenues

The Company leases flight equipment under operating leases that contain monthly base rent and reports rental income straight line over the life of the lease as it is earned. Additionally, the Company’s leases provide for supplemental rent, which is calculated based on actual hours or cycles of utilization and, for certain components, based on the amount of time until maintenance of that component is required. In certain leases, the Company records supplemental rent paid by the lessees as maintenance deposit payment liabilities in recognition of the Company’s contractual commitment to reimburse qualifying maintenance. Reimbursements to the lessees upon receipt of evidence of qualifying maintenance work are charged against the existing maintenance deposit payments liabilities. In leases where the Company is responsible for performing certain repairs or replacement of aircraft components or engines, supplemental rent is recorded as revenue in the period earned. In the event of premature lease termination or lessee default on the lease terms, revenue recognition will be discontinued when outstanding balances are beyond the customers’ deposits held. Payment terms for leased flight equipment are due upon receipt.

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

For most service contracts, performance obligations are satisfied over time as work progresses based on transfer of control of products and services to our customers. We receive payments from our customers based on billing schedules or contract terms.

For performance obligations that are satisfied over time, we measure progress in a manner that depicts the performance of transferring control to the customer. As such, we utilize the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. We are required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results. Under most of our Maintenance, Repair and Overhaul (“MRO”) contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered, fair compensation for work performed, the costs of settling and paying other claims and a reasonable profit on the costs incurred or committed.

Changes in estimates and assumptions related to our arrangements accounted for using the input method based on labor hours are recorded using the cumulative catchup method of accounting. These changes are primarily adjustments to the estimated profitability for our long term programs where we provide MRO services.

We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost, are included in cost of sales in our condensed consolidated statements of operations and are not considered a performance obligation to our customers. Our reported sales on our condensed consolidated statements of operations are net of any sales or related non income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

Payroll Support Programs

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and is intended to assist the economy by issuing a relief package to preserve jobs in industries adversely impacted by the COVID-19 outbreak. On June 8, 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive $16.4 million in emergency relief through the CARES Act Payroll Support Program to be paid in installments. The proceeds of the grant are recorded within accrued expenses when received and are recognized as payroll support program proceeds in the condensed consolidated statement of operations over the periods that the funds are intended to compensate. During the three months ended March 31, 2021, we received the remaining balance of $3.7 million in grant proceeds under the CARES Act Payroll Support Program and this amount has been recognized as payroll support program proceeds in the condensed consolidated statement of operations.

As part of the Payroll Support Program Extension Law, we entered into a new agreement with the U.S. Department of the Treasury on March 4, 2021 for the receipt of relief funds of $5.5 million. During the three months ended March 31, 2021, we received $5.5 million in grant proceeds under the Payroll Support Program Extension Law of which $2.7 million was recognized as payroll support program proceeds in the condensed consolidated statement of operations. The total unrecognized amount of collected proceeds from payroll support programs as of March 31, 2021 is $2.9 million.

Pursuant to the American Rescue Plan Act of 2021 (“ARP”), we entered into a new agreement with the U.S. Department of the Treasury on April 16, 2021 for the receipt of relief funds of an additional $5.5 million. In connection with the financial assistance we have received under the Payroll Support Program, we are required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits and the requirement against involuntary terminations, furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. In addition, we are subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, as well as limitations on the payment of certain employee compensation through April 1, 2023. These restrictions may affect our operations and if we do not comply with these provisions, we may be required to reimburse up to 100% of any previously received relief funds.

NOTE C — SIGNIFICANT RISKS AND UNCERTAINTIES

Impact of Coronavirus (COVID-19)

COVID-19 has been declared a global health pandemic by the World Health Organization. In early March 2020, as AerSale began to see the impacts to its customers, the Company took decisive actions to position itself for the short-term impacts of COVID-19, while allowing the Company the flexibility to quickly pursue the opportunities that would follow. The Company cancelled approximately $20 million of feedstock opportunities under negotiation, as it evaluated the impacts of COVID-19 on asset valuations. The Company also reexamined its structure and executed measures in 2020 to adjust the business through strategic headcount reductions and suspension of various other initiatives, resulting in reduced costs of over $20 million on an annualized basis.

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown.

NOTE D — REVENUE

The timing of revenue recognition, customer billings and cash collections results in a contract asset or contract liability at the end of each reporting period. Contract assets consist of unbilled receivables or costs incurred where revenue recognized over time exceeds the amounts billed to customers. Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied. Contract assets and contract liabilities are determined on a contract by contract basis.

Contract assets are as follows (in thousands):

	March 31, 2021	December 31, 2020	Change
Contract assets	$24,485	$20,431	$4,054

Contract assets are reported within accounts receivable on our condensed consolidated balance sheets. Changes in contract assets primarily results from the timing difference between our performance of services. Contract liabilities are reported as deferred revenue on our condensed consolidated balance sheets and amounted to $2.6 million as of December 31, 2020, of which $2.3 million was related to contract liabilities for services performed. For the three months ended March 31, 2021, we recognized as revenue $1.8 million of our contract liabilities for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three months ended March 31, 2021 and 2020 (in thousands):

	2021
	Asset Management
	Solutions	Tech Ops	Total Revenues
USM	$9,225	$1,143	$10,368
Whole Asset Sales	13,771	—	13,771
Engineered Solutions	—	987	987
Total Products	22,996	2,130	25,126
Leasing	6,256	—	6,256
Services	—	27,053	27,053
Total Revenues	$29,252	$29,183	$58,435

	2020
	Asset Management
	Solutions	Tech Ops	Total Revenues
USM	$15,049	$1,324	$16,373
Engineered Solutions	—	1,658	1,658
Total Products	15,049	2,982	18,031
Leasing	15,782	—	15,782
Services	—	23,322	23,322
Total Revenues	$30,831	$26,304	$57,135

NOTE E — INVENTORY

Following are the major classes of inventory as of March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
USM	$62,877	$63,277
Whole Assets	79,679	56,767
Work in Process	22,686	20,611
	165,242	140,655
Less Short Term	(99,299)	(85,192)
Long Term	$65,943	$55,463

The Company evaluated the inventory’s net realizable value as of March 31, 2021 and 2020 and determined no adjustment was required.

The Company recorded inventory scrap loss reserves of $0.1 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, each of which was included in cost of products in the accompanying condensed consolidated statements of operations.

NOTE F — INTANGIBLE ASSETS

In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually or more frequently if circumstances indicate that impairment is possible.

We determined the fair value of assets acquired and liabilities assumed using a variety of methods. An income approach based on discounted cash flows was used to determine the values of our trademarks, certifications, customer relationships and FAA certificates. The assumptions we used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our current business plan and require considerable management judgment

The Company’s goodwill and intangible assets as defined by ASC 350 is related to our subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and the most recently acquired Aircraft Composite Technologies (“ACT”), which are included in the TechOps segment, as well as Qwest, which is included under the Asset Management Solutions segment.

Goodwill and other intangibles as of March 31, 2021 and December 31, 2020 are (in thousands):

	2021	2020
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certifications	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

As a result of the COVID-19 pandemic and its impact on the aviation industry, the Company performed a qualitative impairment analysis as of March 31, 2020 on the indefinite lived intangible assets and concluded there was no impairment. Additionally, the Company performed an impairment analysis on the goodwill for both the Asset Management Solutions and TechOps segment and concluded that goodwill was not impaired as of March 31, 2020.

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	Useful Life
	In Years	2021	2020
Qwest:
Customer relationships	10	$7,843	$8,083
ALGS:
Customer relationships	10	85	90
ACS:
Customer relationships	10	1,610	1,663
ACT:
Customer relationships	10	7,971	8,198
Total intangible assets with definite lives		$17,509	$18,034

Total amortization expense amounted to $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Accumulated amortization amounted to $3.5 million and $3.0 million as of March 31, 2021 and December 31, 2020, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred. As a result of the COVID-19 pandemic and its impact on the aviation industry, the Company performed an impairment analysis as of March 31, 2020 on the definite-lived intangible assets and concluded there was no impairment.

There was no goodwill activity for the three months ended March 31, 2021. For the three-month period ended March 31, 2020, goodwill increased by $6.0 million.

NOTE G — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	Useful Life
	In Years	2021	2020
Tooling and equipment	7 - 15	$13,636	$13,465
Furniture and other equipment	5	7,567	7,379
Computer software	5	2,378	2,378
Leasehold improvements	3 - 6	3,397	3,314
Equipment under capital lease	5	197	197
		27,175	26,733
Less accumulated depreciation		(19,404)	(18,894)
		$7,771	$7,839

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $0.5 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

As a result of the COVID-19 pandemic and its impact on the aviation industry, the Company performed an impairment analysis as of March 31, 2020 on the property, plant and equipment and concluded there was no impairment.

NOTE H — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for operating leases, net, as of March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	2021	2020
Aircraft and engines held for operating leases	$221,456	$228,942
Less accumulated depreciation	(139,124)	(142,098)
	$82,332	$86,844

Total depreciation expense amounted to $2.5 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively, and is included in cost of leasing in the condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $1.1 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively.

The Company’s current operating lease agreements for flight equipment on lease expire over the next month to three years. The amounts in the following table are based upon the assumption that flight equipment under operating leases will remain on lease for the length of time specified by the respective lease agreements. Minimum future annual lease rentals contracted to be received under existing operating leases of flight equipment at were as follows (in thousands):

Year ending December 31:
Remainder of 2021	$12,741
2022	10,021
2023	2,231
Total minimum lease payments	$24,993

NOTE I — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Accrued compensation and related benefits	$3,947	$6,624
Accrued legal fees	61	18
Commission fee accrual	79	103
Accrued federal, state and local taxes and fees	89	130
Deferred payroll support program proceeds	2,877	—
Other	1,154	1,701
	$8,207	$8,576

NOTE J – WARRANT LIABILITY

Monocle issued certain public warrants in 2018 which, upon the Closing, were converted into AerSale warrants. Each of the Company’s warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Merger, or earlier upon redemption or liquidation. Warrants to purchase a total of 17,952,589 shares of the Company’s common stock were outstanding as of March 31, 2021, of which 750,000 warrants were issued to founders in a private placement (the “Private Warrants”) and subject to a twelve- month lock-up period from the date of the Merger. The remaining are public warrants and are exercisable immediately.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's condensed consolidated statement of operations. The fair value of the private warrants is determined using the market price of the public warrants adjusted for their lack of liquidity.

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively (in thousands, except share and per share data):

	2021	2020
Net income	$10,018	$1,059
Reversal of loss on change in value of warrant liability	224	—
Net income attributable to common shareholders for EPS - diluted	$10,242	$1,059

Weighted-average number of shares outstanding - basic	42,212,134	37,010
Additional shares from assumed stock-settled restricted stock units	115,959	—
Additional shares from assumed exercise of warrants	1,869,098	—
Weighted-average number of shares outstanding - diluted	44,197,191	37,010

Earnings per share – basic:	$0.24	$28.61
Earnings per share – diluted:	$0.23	$28.61

NOTE L — BUSINESS SEGMENTS

Consistent with how our chief operating decision maker (Chairman and Chief Executive Officer) evaluates performance and utilizes gross profit as a profitability measure, we report our activities in two business segments:

●	Asset Management Solutions — comprised of activities to extract value from strategic asset acquisitions through leasing, trading, or disassembling for product sales
●	Tech Ops — comprised of MRO activities; and product sales of internally developed engineered solutions and other serviceable products.

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

The accounting policies for the segments are the same as those described in Note B to our consolidated financial statements included in our annual report. Gross Profit is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around the differences in products and services. The segment reporting excludes the allocation of selling, general and administrative expenses, interest expense and income tax expense.

Selected financial information for each segment for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Revenues
Asset Management Solutions
Aircraft	$10,452	$14,238
Engine	18,800	16,593
	29,252	30,831
Tech Ops
MRO Services	27,053	23,322
Product Sales	2,130	2,982
	29,183	26,304
	$58,435	$57,135

	2021	2020
Gross Profit
Asset Management Solutions
Aircraft	$4,463	$3,662
Engine	9,124	8,105
	13,587	11,767
Tech Ops
MRO Services	5,026	2,344
Product Sales	1,222	1,175
	6,248	3,519
	$19,835	$15,286

The following table reconciles segment gross profit to net income for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020
Segment gross profit	$19,835	$15,286
Selling, general and administrative expenses	(13,310)	(13,201)
Payroll support program proceeds	6,363	—
Transaction costs	—	(231)
Interest expense, net	(258)	(536)
Other income, net	94	57
Change in fair value of warrant liability	(224)	—
Income tax expense	(2,482)	(316)
Net income	$10,018	$1,059

Intersegment sales includes amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three months ended March 31, 2021 and 2020, is as follows (in thousands):

	2021	2020
Asset Management Solutions	$1,447	$269
Tech Ops	2,158	920
Total intersegment revenues	$3,605	$1,189

NOTE M— COMMITMENTS AND CONTINGENCIES

Litigation

The Company could be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named as defendant and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of existing insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigation, if any, in which the Company is involved will materially affect the Company’s condensed consolidated financial condition or results of operations.

Lease Commitments

The Company leases office space, warehouses, hangars, computers and equipment in connection with its operations under various operating leases, many of which contain escalation clauses.

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) are (in thousands):

Year ending December 31:
Remainder of 2021	$3,665
2022	3,591
2023	2,755
2024	2,308
2025	1,811
2026	1,846
Thereafter	2,601
Total minimum lease payments	$18,577

Expenses incurred under the operating lease agreements was $1.6 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. Operating lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

Purchase Commitments

As of March 31, 2021, the Company has purchase commitments for the acquisition of Flight Equipment in the amount of $22.4 million to be fulfilled during the remainder of 2021, of which a 10% deposit has been paid.

NOTE N — BUSINESS COMBINATION

On January 7, 2020 the Company acquired all of the outstanding shares of Aircraft Component Technologies, Inc. (ACT), a Florida corporation located in Miami, Florida, for $17.0 million in cash. The results of ACT operations have been included in the condensed consolidated financial statements since the acquisition date. All assets and liabilities of ACT were recorded at their fair market value, and to the extent that the purchase cost exceeded the fair market value of the net assets, that excess was recorded as goodwill, all of which is deductible for federal income tax purposes. The goodwill is attributable to the general reputation of the business and the collective experience of ACT’s management and employees. This business operates as part of our TechOps segment. ACT’s revenues and income from operations from January 7, 2020 through March 31, 2020 were $2.1 million and $0.7 million, respectively. The purchase price for ACT was allocated as follows (in thousands):

Acquisition
Date
Fair Values
Accounts receivable	$1,442
Deposits, prepaid expenses, and other current assets	22
Property and equipment	381
Other intangible assets	10,096
Goodwill	6,002
Accounts payable	(134)
Accrued expenses	(833)
Total purchase price	$16,976

The intangible assets included above consist of the following (in thousands):

Fair Value
Trademark and trade name (indefinite lived)	$200

Fair Value
FAA part 145 certificate (indefinite lived)	$796

	Useful Life In
	Years	Fair Value
Customer relationships	10	$9,100

The acquisition of ACT did not have a material pro forma impact on the consolidated results of operations for the three months ended March 31, 2020.

NOTE O — STOCKHOLDERS’ EQUITY

The Consolidated Statements of Stockholders’ Equity reflect the Reverse Recapitalization as defined in Item 8, Note B of the Annual Report. As AerSale Aviation was deemed the accounting acquirer in the Reverse Recapitalization with Monocle, all periods prior to the consummation date reflect the balances and activity of AerSale Aviation. The share activity (preferred stock and common stock) and per share amounts in the Consolidated Statements of Stockholders’ Equity as of December 31, 2019, from the previously reported audited consolidated financial statements of AerSale Aviation, were retroactively adjusted using the recapitalization exchange ratio of 74.0%.

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

Upon the consummation of the Merger, holders of AerSale Aviation’s common stock received shares of the Company’s common stock at $10.00 per share as merger consideration. The Company’s common stock consist of $0.0001 par value, 200,000,000 shares authorized, of which 42,949,261 shares were issued and outstanding as of March 31, 2021.

Earn-Out Shares

Upon consummation of the Merger, the pre-closing holders of AerSale Aviation’s common stock and the holders of in-the-money SARs received a contingent right to receive up to 3,000,000 additional shares of the Company’s common stock. Additionally, certain pre-closing holders of AerSale Aviation’s common stock received a contingent right to receive 746,876 shares of the Company’s common stock. Effective February 8, 2020, the contingency event related to the Minimum Target Earn-Out Shares was met and 1,855,634 shares were issued.

We determined the Earn-Out Shares to be classified as equity under ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” as the contingent right is indexed to the Company’s stock and accordingly, the accrual of the Earn-Out shares as of March 31, 2021 had no impact on our consolidated financial statements.

Unvested Founder Shares

Upon the Merger, certain pre-closing holders of AerSale Corporation’s common stock agreed to defer the vesting of an aggregate of 700,000 shares (the “Unvested Founder Shares”), half of which will vest at such time as the Minimum Target (as defined in the Merger Agreement) and the other half of which will vest at the Maximum Target (as defined in the Merger Agreement). Effective February 8, 2021, the contingency event related to the Minimum Target was met and half of the Unvested Founder Shares vested.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has registered 4,200,000 shares of common stock issuable under the Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Company's Compensation Committee. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; interpret and administer the 2020 Plans and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the three months ended March 31, 2021 was as follows

		Weighted Average	Weighted Average
	Amount	Grant Date Fair Value	Contractual Life
Outstanding at December 31, 2020	$—	$—	$—
Granted	1,634,000	10.00	2.96
Outstanding March 31, 2021	$1,634,000	$10.00	$2.96

The Company’s restricted stock units include 1,595,000 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain business milestones, while the remaining 39,000 awards vest over a period ranging from one to three years. As of March 31, 2021, no expense has been recognized for these performance-based awards given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

2020 Employee Stock Purchase Plan

The Company also maintains a 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. The Company has not issued shares pursuant to the ESPP as of March 31, 2021.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis together with the financial statements and related notes included Part II, Item 7 of AerSale’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). This discussion contains forward-looking statements amount our business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the Annual Report.

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

The Company

We operate as a platform for serving the commercial aviation aftermarket sector. Our top executives have on average over 30 years of experience in aircraft and engine (“Flight Equipment”) management, sales and maintenance services, and are supported by an experienced management team. We have established a global footprint focused on providing products and services that maximize the value of Flight Equipment in the middle to end of its operating life cycle.

We are a worldwide provider of aftermarket commercial aircraft, engines, and their parts to passenger and cargo airlines, leasing companies, original equipment manufacturers (“OEM”), government and defense contractors, and maintenance, repair and overhaul (“MRO”) service providers. We report our activities in two business segments: Asset Management Solutions, comprised of activities that extract value from strategic asset acquisitions either as whole assets or by disassembling for used serviceable material (“USM”); and TechOps, comprised of MRO activities for aircraft and their components, and sales of internally developed engineered solutions products.

We focus on mid-life Flight Equipment and monetize them through its Asset Management Solutions segment. Asset Management Solutions’ activities include monetization of assets through the lease or sale of whole assets, or through disassembly activities in support of our USM-related activities. Our monetizing services have been developed to maximize returns on mid-life Flight Equipment throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at its retirement. We accomplish this by utilizing its deep market and technical knowledge related to the management of Flight Equipment sales, leasing and MRO services. To extract value from the remaining flight time on whole assets, we provide flexible short-term (generally less than five years) leasing solutions of Flight Equipment to passenger and cargo operators across the globe. Once the value from the Flight Equipment’s flight time has been extracted, Flight Equipment is considered to be at or near the end of its useful life and is analyzed for return maximization as either whole asset sales or disassembled for sale as USM parts. Revenues from this segment are segregated between Aircraft and Engine depending on the asset type that generated the revenue. Lease revenues and the related depreciation from aircraft and engines installed on those aircrafts is recognized under the Aircraft category. Revenues from sales of whole aircraft and related cost of sales are allocated between the Aircraft and Engine categories based on the allocated cost basis of the asset sold.

Our TechOps segment provides internal and third-party aviation services, including internally developed engineered solutions, full heavy aircraft maintenance and modification, component MRO, as well as end-of-life disassembly services. Our MRO business also engages in longer-term projects such as aircraft modifications, cargo/tanker conversions of aircraft, and aircraft storage. The TechOps segment also includes MRO services for landing gear, thrust reversers, hydraulic systems, and other aircraft components.

We utilize these capabilities to support its customers’ Flight Equipment, as well as to maintain and improve our owned Flight Equipment, which is subsequently sold or leased to our customers. These processes require a high degree of expertise on each individual aircraft or component that is being serviced. Our knowledge of these processes allows us to assist customers to comply with applicable regulatory and OEM requirements. A significant amount of skilled labor is required to support this process, which the Company has accumulated through its diversified offerings.

In addition to our aircraft and USM parts offerings, we develop Engineered Solutions consisting of Supplemental Type Certificates (“STCs”) that can be installed on existing Flight Equipment to improve performance, comply with regulatory requirements, or improve safety. An example of these solutions is the AerSafe® product line, which we have designed and obtained Federal Aviation Administration (“FAA”) approval to sell as a solution for compliance with the FAA’s fuel tank flammability regulations. These products are proprietary in nature and function as non-OEM solutions to regulatory requirements and other technical challenges, often at reduced delivery time and cost for operators. In order to develop these products, we engage in research and development activities.

Impact of COVID-19

COVID-19 has been declared a global health pandemic by the World Health Organization. Early in March 2020, as we began to see the impacts to its customers, the Company took decisive actions to position itself for the short-term impacts of COVID-19, while allowing the Company the flexibility to quickly pursue the opportunities that would follow. The Company cancelled approximately $20.0 million of feedstock opportunities under negotiation, as it evaluated the impacts of COVID-19 on asset valuations. The Company also reexamined its structure and executed measures in 2020 to adjust the business through strategic headcount reductions and suspension of various other initiatives to reduce costs by over $20.0 million on an annualized basis.

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown.

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Annual Report for a discussion of our critical accounting policies and use of estimates. There have been no significant changes to the application of our critical accounting policies during fiscal 2021.

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note A to our condensed consolidated financial statements as well as in Item 8, Note B of the Annual Report.

Results of Operations

Three month ended March 31, 2021 and 2020

Sales and gross profit for our two business segments for the three months ended in March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Percent Change
Revenue
Asset Management Solutions
Aircraft	$10,452	$14,238	(26.6)%
Engines	18,800	16,593	13.3%
	$29,252	$30,831	(5.1)%
TechOps
MRO	$27,053	$23,322	16.0%
Product Sales	2,130	2,982	(28.6)%
	$29,183	$26,304	10.9%

	$58,435	$57,135	2.3%

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$4,463	$3,662	21.9%
Engines	9,124	8,105	12.6%
	$13,587	$11,767	15.5%
TechOps
MRO	$5,026	$2,344	114.4%
Product Sales	1,222	1,175	4.0%
	$6,248	$3,519	77.6%

	$19,835	$15,286	29.8%

Total revenues increased $1.3 million or 2.3% to $58.4 million for the three months ended March 31, 2021, from $57.1 million for the three months ended March 31, 2020, driven by a decrease of $1.6 million, or 5.1%, within Asset Management Solutions, partially offset by an increase of $2.9 million, or 10.9%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased $1.6 million or 5.1%, to $29.3 million for the three months ended March 31, 2021, from $30.8 million for the three months ended March 31, 2020. This was primarily due to a $3.8 million, or 26.6%, decrease in revenues from Aircraft, partially offset by a $2.2 million, or 13.3%, increase in revenues from Engines. The decrease in Aircraft revenues is primarily attributable to decreased activity in the B747 product line as a result of lower leasing activity in the amount of $3.2 million. The increase in Engines revenues is primarily attributable to increased activity in the PW4000 product line as a result of higher trading volume, resulting in an increase of $8.2 million, partially offset by lower leasing and USM sales in the CF6-80, V2500, and CFM56 product lines totaling $6.3 million. The reductions in leasing and USM sales are attributable to the global decrease in demand for flight hours in response to the COVID-19 pandemic.

Cost of sales in Asset Management Solutions segment decreased $3.4 million or 17.8%, to $15.7 million for the three months ended March 31, 2021, compared to $19.1 million for the three months ended March 31, 2020. The decrease in cost of sales was primarily driven by the sales decrease discussed above. Gross profit in the Asset Management Solutions segment increased $1.8 million or 15.5%, to $13.6 million for the three months ended March 31, 2021, from $11.8 million for the three months ended March 31, 2020. The margin increase is mainly attributable to higher margins generated on flight equipment sales.

Aircraft gross profit margins increased to 42.7% for the three months ended March 31, 2021, from 25.7% for the three months ended March 31, 2020 due to higher margins generated by flight equipment sales as noted above. Engines gross profit margins was 48.5% for the three months ended March 31, 2021, a decrease from 48.8% for the three months ended March 31, 2020, which was primarily the result of lower leasing revenues driven by lower asset utilization by many of our customers.

TechOps

Our revenue from TechOps increased by $2.9 million or 10.9%, to $29.2 million for the three months ended March 31, 2021, compared to $26.3 million for the three months ended March 31, 2020. The increase was primarily driven by increased demand for maintenance and storage programs, including preservation work, as a result of the increase in fleet groundings due to reduced passenger flight volume related to COVID-19.

Cost of sales in TechOps increased $0.1 million or 0.7%, to $22.9 million for the three months ended March 31, 2021, from $22.8 million for the three months ended March 31, 2020, which is directly related to improved margins. Gross profit in TechOps increased $2.7 million or 77.6%, to $6.2 million for the three months ended March 31, 2021, compared to $3.5 million for the three months ended March 31, 2020. The increase in gross profit is primarily attributable to increased contributions from maintenance and storage programs. Gross profit margin increased to 21.4% for the three months ended March 31, 2021 compared to 13.4% for the three months ended March 31, 2020, and was largely attributable to an overall change in the product mix of the segment as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.1 million, or 0.8% to $13.3 million for the three months ended March 31, 2021, as compared to $13.2 million for the three months ended March 31, 2020. The increase was mostly related to additional headcount in TechOps and public company costs, which was partially offset by cost saving initiatives implemented in response to the COVID-19 pandemic.

Payroll Support Program Proceeds

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and is intended to assist the economy by issuing a relief package to preserve jobs in industries adversely impacted by the COVID-19 outbreak. On June 8, 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive $16.4 million in emergency relief through the CARES Act Payroll Support Program to be paid in installments. The proceeds of the grant are recorded within accrued expenses when received and are recognized as payroll support program proceeds in the statement of operations over the periods that the funds are intended to compensate. During the three months ended March 31, 2021, we received the remaining balance of $3.7 million in grant proceeds under the CARES Act Payroll Support Program and this amount has been recognized as payroll support program proceeds in the statement of operations.

As part of the Payroll Support Program Extension Law, we entered into a new agreement with the U.S. Department of the Treasury on March 4, 2021 for the receipt of relief funds of $5.5 million. During the three months ended March 31, 2021, we received $5.5 million in grant proceeds under the Payroll Support Program Extension Law of which $2.7 million was recognized as payroll support program proceeds. The total unrecognized amount of collected proceeds from payroll support programs as of March 31, 2021 is $2.9 million.

As part of the American Rescue Plan Act of 2021 (“ARP”), we entered into a new agreement with the U.S. Department of the Treasury on April 16, 2021 for the receipt of relief funds of an additional $5.5 million. In connection with the financial assistance we have received under the Payroll Support Program, we are required to comply with certain provisions of the CARES Act and ARP, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits and the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. In addition, we are subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, as well as limitations on the payment of certain employee compensation through April 1, 2023. These restrictions may affect our operations and if we do not comply with these provisions, we may be required to reimburse up to 100% of any previously received relief funds.

Transaction Costs Incurred

Transaction costs for the three months ended March 31, 2020, were $0.2 million. No transactions costs were incurred for the three months ended March 31, 2021.

Interest Expense

Interest expense decreased to $0.3 million for the three months ended March 31, 2021, as compared to $0.5 million for the three months ended March 31, 2020, and was primarily related to unused balance fees on the Revolving Credit Agreement.

Income Taxes

The effective tax rate from continuing operations for the three months ended March 31, 2021 was 19.9% compared to 23.0% for the three months ended March 31, 2020.

Financial Position, Liquidity and Capital Resources

As of March 31, 2021, we had $19.6 million of cash and cash equivalents. AerSale finances its growth through cash flows generated from operations and borrowings secured by AerSale’s assets. There were no borrowings during the three months ended March 31, 2021, compared to cash derived from borrowings of $79.5 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, $0 and $20.5 million, respectively, was used to pay down related debt. As of March 31, 2021, we had no outstanding debt balance.

Cash Flows— three months ended March 31, 2021 compared to three months ended March 31, 2020

Cash Flows from Operating Activities

Net cash used in operating activities was $14.0 million for the three months ended March 31, 2021, compared to cash provided from operating activities of $21.4 million for the same period in 2020. The decrease of $35.4 million was primarily attributable to the timing of inventory purchases, which was mostly driven by the acquisition of Flight Equipment, as well as lower collections of trade receivables.

Cash Flows from Investing Activities

Net cash provided by investing activities was $4.0 million for the three months ended March 31, 2021, compared to cash used of $18.2 million in the same period for 2020. Cash provided from investing activities during the three months ended March 31, 2021 is primarily related to the sale of flight equipment totaling $4.4 million, compared to cash used to acquire the ACT business unit during the three months ended March 31, 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $0.3 million, compared to cash provided of $59.0 million in the same period for 2020. The cash provided by financing activities for the three months ended March 31, 2021 is driven by proceeds from the exercise of warrants. The cash provided by financing activities for the three months ended March 31, 2020 is primarily driven by additional borrowing of $79.5 million, which were executed to increase our short-term liquidity, partially offset by $20.5 million in repayment of long-term debt from available cash.

Debt Obligations and Covenant Compliance

In July 2018, we amended and restated our revolving credit agreement (the “Revolving Credit Agreement”) to, among other things, provide a $110.0 million aggregate amount of revolver commitments subject to borrowing base limitations and extend, subject to certain conditions, the maturity date to July 20, 2021.

The Revolving Credit Agreement provided commitments for a $110.0 million revolving credit facility and includes a $10.0 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans.” The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes.

Effective March 12, 2021, we amended our Revolving Credit Agreement to increase to $150.0 million aggregate amount of revolver commitments subject to borrowing base limitations and extend the maturity date to March 12, 2024, subject to certain conditions.

As of March 31, 2021, there was no outstanding balance under the Revolving Credit Agreement and we had $125.3 million of availability thereunder. We were in compliance with our debt covenants as of March 31, 2021.

Contractual Obligations

Repayments of our gross debt obligations primarily consist of scheduled installments due under our lease commitments and are funded by the use of unrestricted cash reserves and from cash flows from ongoing operations. The table below summarizes our contractual commitments at December 31, 2020:

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
$150.0 million Senior Secured Revolving Credit Facility	$—	$—	$—	$—	$—
Revolving Credit Facility - Interest	—	—	—	—	—
Operating Lease Commitments	19,857	4,945	8,655	6,257	—
Capital Lease Commitments	197	181	16	—	—
	$20,054	$5,126	$8,671	$6,257	$—

As of March 31, 2021, we has purchase commitments for the acquisition of Flight Equipment, specifically Boeing 757-200 passenger aircraft, in the amount of $22.4 million to be fulfilled during the remainder of calendar year 2021, of which a 10% deposit has been paid. The aircraft are stored at our heavy MRO facility located at the Roswell Air Center in New Mexico and are equipped with Rolls-Royce RB211-535 series engines.

We believe our equity base, internally generated funds, and existing availability under its debt facility are sufficient to maintain our level of operations, as well as the purchase commitments of $22.4 million noted above, through December 31, 2021. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Amended and Restated Credit Agreement, or the Credit Facility, which has variable interest rates tied to LIBOR. As of March 31, 2021, we had no outstanding variable rate borrowings under our Credit Facility. Therefore, a ten percent increase in the average interest rate affecting our variable rate debt outstanding as of March 31, 2021 would not have had a material impact on our interest expense, financial position or continuing operations.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three months ended March 31, 2021.

ITEM 4    CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of March 31, 2021.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

ITEM 1A    RISK FACTORS

There are no material changes in the information reported under Part I – Item 1A “Risk Factors” contained in the Annual Report.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On February 7, 2019, Monocle consummated its initial public offering (the “Monocle IPO”) of 17,250,000 units, inclusive of 2,250,000 units sold to the underwriters upon the election to fully exercise their over-allotment option, at a price of $10.00 per unit, generating total gross proceeds of $172.5 million, pursuant to a registration statement on Form S-1 (File No. 333-228470). Each unit consisted of one share of Monocles’s common stock, par value $0.0001 per share (“Monocle Common Stock”), and one redeemable warrant of Monocle. Each warrant entitled the holder thereof to purchase one share of Monocle Common Stock for $11.50 per share, subject to adjustment.

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

After deducting payments to existing shareholders of $165.8 million in connection with their exercise of redemption rights and the payment of $10.2 million of expenses paid from the trust account, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth. There has been no material change in the expected use of net proceeds.

Issuer Purchases of Equity Securities

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Second Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.2	Amendment No. 1 to the Second Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.4	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
10.1	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 12, 2021, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent and lender, AerSale Ireland 1 Limited, as new borrower and AerSale Corporation and Monocle Parent LLC, as guarantors.	10-K	001-38801	10.24	03/16/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contined in Exhibits 101*)					*

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	May 10, 2021	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, Division President, TechOps and Director
(Principal Executive Officer)

Date:	May 10, 2021	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)