Form 10-Q
period 2021-06-30
AerSale Corp
filed 2021-08-09
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number 001-38801

AerSale Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-3976002
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

121 Alhambra Plaza Suite 1700
Coral Gables, FL	33134
(Address of Principal Executive Offices)	(Zip Code)

(305) 764-3200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ASLE	The Nasdaq Global Market
Redeemable warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	ASLEW	The Nasdaq Global Market

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

The number of shares of Registrant’s common stock outstanding as of August 2, 2021 was 42,949,261.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements relating to the benefits of the Business Combination (as defined herein), our financial performance following the Business Combination, the impact of the COVID-19 pandemic on our business, changes in the market for our services, changes in applicable laws or regulations; our ability to launch new services and products or to profitably expand into new markets, and the possibility that we may be adversely affected by other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the impact of the COVID-19 pandemic on our business; factors that adversely impact the commercial aviation industry; fluctuation of market values for our aviation products; our inability to repossess Flight Equipment (as defined herein) when a lessee defaults and the cost of remarketing and releasing such repossessed Flight Equipment; compliance with significant government regulations; the success at our MRO (as defined herein) facilities is dependent on continued outsourcing by airlines; a shortage of skilled personnel or work stoppages; inability to obtain certain components and raw materials from suppliers; competitive pressures; risks associated with operating internationally; the value of liens on our flight equipment; ownership rights over an engine affixed to an aircraft; risks associated with business acquisitions;  continued availability of financing; restrictive and financial covenants in our existing debt; product and other liability claims; risks associated with suppling equipment and services to the U.S. government; cyber or other security threats or other disruptions; compliance with environmental requirements; payment of capital expenditures; our lack of ownership of certain intellectual property that is important to our business; dependence on our facilities; damage to our reputation by improper conduct of employees, agents, and others; limitations on employee compensation as a result of the CARES Act; the loss of certain key employees; insolvency of any of our customers; exposure to intellectual property litigation; and the factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021 (together with our amended Annual Report on Form 10-K/A filed with the SEC on May 4, 2021, the “Annual Report”).

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)

Current assets:
Cash and cash equivalents	$41,808	$29,317
Accounts receivable, net of allowance for doubtful accounts of $1,441 and $1,652 as of June 30, 2021 and December 31, 2020	51,011	50,215
Income tax receivable	40	—
Inventory:
Aircraft, airframes, engines, and parts, net	110,436	85,192
Advance vendor payments	10,742	6,205
Due from related party	-	474
Deposits, prepaid expenses, and other current assets	2,448	7,560
Total current assets	216,485	178,963
Fixed assets:
Aircraft and engines held for lease, net	74,899	86,844
Property and equipment, net	7,677	7,839
Inventory:
Aircraft, airframes, engines, and parts, net	61,506	55,463
Deferred income taxes	5,992	5,708
Deferred financing costs, net	1,228	367
Deferred customer incentives and other assets, net	288	271
Due from related party	5,421	5,450
Goodwill	19,860	19,860
Other intangible assets, net	27,309	28,364
Total assets	$420,665	$389,129

Current liabilities:
Accounts payable	$16,392	$16,364
Accrued expenses	6,268	8,576
Income tax payable	2,338	1,324
Lessee and customer purchase deposits	6,166	2,820
Deferred revenue	2,289	2,595
Total current liabilities	33,453	31,679

Long-term lease deposits	2,968	1,145
Maintenance deposit payments and other liabilities	3,980	3,664
Warrant liability	1,817	1,186
Total liabilities	42,218	37,674
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 42,949,261 and 41,046,216 shares	4	4
Additional paid-in capital	293,019	292,593
Retained earnings	85,424	58,858
Total equity	378,447	351,455
Total liabilities and stockholders’ equity	$420,665	$389,129

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Products	$56,175	$9,773	$81,301	$27,804
Leasing	6,366	11,228	12,622	27,010
Services	29,380	24,355	56,433	47,677
Total revenue	91,921	45,356	150,356	102,491
Cost of sales and operating expenses:
Cost of products	40,387	21,111	54,193	34,550
Cost of leasing	2,464	8,811	5,231	16,243
Cost of services	18,332	17,562	40,359	38,540
Total cost of sales	61,183	47,484	99,783	89,333
Gross profit (loss)	30,738	(2,128)	50,573	13,158
Selling, general, and administrative expenses	16,966	14,036	30,276	27,237
Payroll support program proceeds	(8,405)	(6,346)	(14,768)	(6,346)
Transaction costs (recovered) incurred	-	(16)	-	215
Income (loss) from operations	22,177	(9,802)	35,065	(7,948)
Other income (expenses):
Interest expense, net	(251)	(504)	(509)	(1,040)
Other income, net	155	95	249	152
Change in fair value of warrant liability	(407)	-	(631)	-
Total other expenses	(503)	(409)	(891)	(888)
Income (loss) before income tax provision	21,674	(10,211)	34,174	(8,836)
Income tax (expense) benefit	(5,126)	2,273	(7,608)	1,957
Net income (loss)	$16,548	$(7,938)	$26,566	$(6,879)

Earnings (loss) per share - basic	$0.39	$(214.48)	$0.62	$(185.87)
Earnings (loss) per share - diluted	$0.38	$(214.48)	$0.61	$(185.87)

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and six months ended June 30, 2021 and 2020

(in thousands, except per share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2019	$1	5,285,054	$243,221	$50,764	$293,986
Net income	—	—	—	1,059	1,059
Balance at March 31, 2020	$1	5,285,054	$243,221	$51,823	$295,045
Net loss	—	—	—	(7,938)	(7,938)
Balance at June 30, 2020	$1	5,285,054	$243,221	$43,885	$287,107

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2020	$4	41,046,216	$292,593	$58,858	$351,455
Issuance of Earn-Out shares	—	1,855,634	(269)	-	(269)
Shares issued upon exercise of warrants	—	47,411	545	-	545
Net income	—	—	-	10,018	10,018
Balance at March 31, 2021	$4	42,949,261	$292,869	$68,876	$361,749
Stock-based compensation	—	—	150	—	150
Net income	—	—	-	16,548	16,548
Balance at June 30, 2021	$4	42,949,261	$293,019	$85,424	$378,447

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$26,566	$(6,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,699	14,635
Amortization of debt issuance costs	257	405
Inventory impairment	5,016	13,349
Impairment of aircraft held for lease	-	3,036
Provision for doubtful accounts	(151)	439
Deferred income taxes	(284)	(1,964)
Change in fair value of warrant liability	631	-
Stock-based compensation	150	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,586)	12,494
Inventory	(33,417)	(5,503)
Deposits, prepaid expenses, and other current assets	5,750	3,976
Deferred customer incentives and other assets	(19)	49
Advance vendor payments	(4,536)	1,240
Accounts payable	28	(1,442)
Income tax payable	1,013	-
Accrued expenses	(3,425)	1,161
Deferred revenue	(306)	(1,931)
Lessee and customer purchase deposits	5,934	5,556
Other liabilities	316	(295)
Net cash provided by operating activities	8,636	38,326
Cash flows from investing activities:
Business acquisition	-	(16,976)
Proceeds from sale of assets	4,420	3,100
Acquisition of aircraft and engines held for lease, including capitalized cost	-	(400)
Purchase of property and equipment	(841)	(921)
Net cash provided by (used in) investing activities	3,579	(15,197)
Cash flows from financing activities:
Repayments of 8% Senior Secured Notes	-	(3,424)
Proceeds from Revolving Credit Facility	-	104,281
Repayments of Revolving Credit Facility	-	(104,281)
Cash paid for employee taxes on withholding shares	(269)	-
Proceeds from exercise of warrants	545	-
Net cash provided by (used in) financing activities	276	(3,424)
Increase in cash and cash equivalents	12,491	19,705
Cash and cash equivalents, beginning of period	29,317	17,505
Cash and cash equivalents, end of period	$41,808	$37,210

Supplemental disclosure of cash activities
Income taxes	1,815	132
Interest	308	640
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory (from) to equipment held for lease, net	(7,307)	(2,014)

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE A — DESCRIPTION OF THE BUSINESS

Organization

Monocle Acquisition Corporation (“Monocle”) was initially formed on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

On December 22, 2020, (the “Closing Date”), Monocle consummated the previously announced business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated September 8, 2020 (the “Merger Agreement”) by and among Monocle, AerSale Corporation (f/k/a Monocle Holdings Inc.), a Delaware corporation (the “Company”), AerSale Aviation, Inc. (f/k/a AerSale Corp.), a Delaware corporation (“AerSale Aviation”), Monocle Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), and Leonard Green & Partners, L.P., a Delaware limited partnership, solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the “Business Combination” and in connection therewith, Monocle merged with and into us, whereby the Company survived the merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Exchange Act.

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

Revenue Recognition

Products — Used Serviceable Material Sales (“USM”)

Revenues from sales of USM are measured based on consideration specified within customer contracts, and excludes any sales commissions and taxes collected and remitted to government agencies. The Company recognizes revenue when performance obligations are satisfied by transferring control of a product or service to a customer. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. Title passes to the buyer when the goods are shipped, the buyer is responsible for any loss in transit and the Company has a legal right to payment for the spare parts once shipped. The Company generally sells its USM products under standard 30-day payment terms, subject to certain exceptions. Customers neither have the right to return products nor do they have the right to extended financing. The Company has determined that physical acceptance of the spare parts to be a formality in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”).

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

Service Revenues

Service revenues are recognized as performance obligations when they are fulfilled and the benefits are transferred to the customer. At contract inception, the Company evaluates if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations. In some cases, the Company’s service contract with the customer is considered one performance obligation as it includes factors such as the good or service being provided is significantly integrated with other promises in the contract, the service provided significantly modifies or customizes the other good or service or the goods or services are highly interdependent or interrelated with each other. If the contract has more than one performance obligation, the Company determines the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on their relative standalone selling prices. The transaction price of a contract, which can include both fixed and variable amounts, is allocated to each performance obligation identified. Some contracts contain variable consideration, which could include incremental fees or penalty provisions related to performance. Variable consideration that can be reasonably estimated based on current assumptions and historical information is included in the transaction price at the inception of the contract but limited to the amount that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Variable consideration that cannot be reasonably estimated is recorded when known.

For most service contracts, performance obligations are satisfied over time as work progresses based on transfer of control of products and services to our customers. The Company receives payments from our customers based on billing schedules or contract terms.

For performance obligations that are satisfied over time, the Company measures progress in a manner that depicts the performance of transferring control to the customer. As such, the Company utilizes the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. The Company is required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results. Under most of the Company’s Maintenance, Repair and Overhaul (“MRO”) contracts, if the contract is terminated for convenience, the Company is entitled to payment for items delivered, fair compensation for work performed, the costs of settling and paying other claims and a reasonable profit on the costs incurred or committed.

Changes in estimates and assumptions related to our arrangements accounted for using the input method based on labor hours are recorded using the cumulative catchup method of accounting. These changes are primarily adjustments to the estimated profitability for our long term programs where the Company provides MRO services.

The Company has elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost, are included in cost of sales in our condensed consolidated statements of operations and are not considered a performance obligation to our customers. The Company’s reported sales on our condensed consolidated statements of operations are net of any sales or related non income taxes. The Company also utilizes the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value the Company is providing to the customer.

Revision of Prior Period Financial Statements

During the six months ended June 30, 2021, the Company identified and corrected immaterial errors that affected certain of its previously issued consolidated financial statements. These errors related to the misapplication of generally accepted accounting principles in the United States in connection with the classification of the Company’s private warrants as equity. The SEC released a Public Statement on April 12, 2021 noting that when one or more features common to warrants in SPAC transactions is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following review of the SEC’s statement, the Company concluded that its private warrants do not meet the conditions to be classified as equity and instead, the private warrants meet the definition of a derivative under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.” This requires the Company to record the private warrants as a liability measured at fair value on the Company’s Condensed Consolidated Balance Sheets with the changes in fair value each period reported in earnings. As a result, the Company recorded $0.4 million and $0.6 million of expense in the three and six month periods ended June 30, 2021, reflected as change in fair value of warrant liability. Accordingly, the Company revised its December 31, 2020 financial statements by recognizing the private warrants as a liability upon the consummation of the Business Combination on December 22, 2020 in the amount of $1.2 million with a corresponding reduction to additional paid-in capital and retained earnings of $0.8 million and $0.4 million, respectively.

The Company determined the impact of the error related to the accounting treatment of private warrants had an immaterial impact with respect to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. However, in order to correctly present the immaterial errors noted above, previously issued comparative financial statements have been revised as of the quarter ended March 31, 2021.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Although early adoption is permitted, the Company plans to adopt Topic 842 during the first quarter of 2022, on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will become effective for the Company beginning January 1, 2023, with early adoption permitted, on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

Payroll Support Programs

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and is intended to assist the economy by issuing a relief package to preserve jobs in industries adversely impacted by the COVID-19 outbreak. On June 8, 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive $16.4 million in emergency relief through the CARES Act Payroll Support Program to be paid in installments. The proceeds of the grant are recorded within accrued expenses when received and are recognized as payroll support program proceeds in the condensed consolidated statement of operations over the periods that the funds are intended to compensate. During the six months ended June 30, 2021, we received the remaining balance of $3.7 million in grant proceeds under the CARES Act Payroll Support Program and this amount has been recognized as payroll support program proceeds in the condensed consolidated statement of operations. No amounts were received under the CARES Act Payroll Support Program during the three months ended June 30, 2021.

As part of the Payroll Support Program Extension Law, we entered into a new agreement with the U.S. Department of the Treasury on March 4, 2021 for the receipt of relief funds of $5.5 million. During the six months ended June 30, 2021, we received $5.5 million in grant proceeds under the Payroll Support Program Extension Law. During the three- and six-month periods ended June 30, 2021, $2.9 million and $5.5 million was recognized as payroll support program proceeds in the condensed consolidated statements of operations.

Pursuant to the American Rescue Plan Act of 2021 (“ARP”), we entered into a new agreement with the U.S. Department of the Treasury on April 16, 2021 for the receipt of relief funds of an additional $5.5 million. This amount was recognized as payroll support program proceeds during the three- and six-month periods ended June 30, 2021 in the condensed consolidated statements of operations.

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

Impact of Coronavirus (“COVID-19”)

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

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, and future restrictions due to different strains, or variants of COVID-19, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown.

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

Contract assets are as follows (in thousands):

	June 30, 2021	December 31, 2020	Change
Contract assets	$19,975	$20,431	$(456)

Contract assets are reported within accounts receivable on our condensed consolidated balance sheets. Changes in contract assets primarily results from the timing difference between our performance of services. Contract liabilities are reported as deferred revenue on our condensed consolidated balance sheets and amounted to $2.6 million as of December 31, 2020, of which $2.2 million was related to contract liabilities for services performed. For the three and six months ended June 30, 2021, the Company recognized as revenue $0.4 and $1.4 million of contract liabilities for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021			2021
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	Tech Ops	Total Revenues
USM	$11,244	$1,116	$12,360	$20,469	$2,259	$22,728
Whole asset sales	42,689	-	42,689	56,460	-	56,460
Engineered solutions	-	1,126	1,126	-	2,113	2,113
Total products	53,933	2,242	56,175	76,929	4,372	81,301
Leasing	6,366	-	6,366	12,622	-	12,622
Services	-	29,380	29,380	-	56,433	56,433
Total revenues	$60,299	$31,622	$91,921	$89,551	$60,805	$150,356

	Three months ended June 30,			Six months ended June 30,
	2020			2020
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	Tech Ops	Total Revenues
USM	$6,520	$150	$6,670	$21,569	$1,474	$23,043
Whole asset sales	3,103	-	3,103	3,103	-	3,103
Engineered solutions	-	-	-	-	1,658	1,658
Total products	9,623	150	9,773	24,672	3,132	27,804
Leasing	11,228	-	11,228	27,010	-	27,010
Services	-	24,355	24,355	-	47,677	47,677
Total revenues	$20,851	$24,505	$45,356	$51,682	$50,809	$102,491

NOTE E — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	June 30, 2021	December 31, 2020
Used serviceable materials	$62,302	$63,277
Work-in-process	20,518	20,611
Whole assets	89,122	56,767
	$171,942	140,655
Less short term	(110,436)	(85,192)
Long term	$61,506	$55,463

The Company recorded an inventory reserve of $4.8 million for the three and six months ended June 30, 2021, and an inventory reserve of $12.9 million for the three and six months ended June 30, 2020. These amounts are included in cost of products in the accompanying condensed consolidated statements of operations, due to the Company’s evaluation of the inventory’s net realizable value.

The Company recorded inventory scrap loss reserves of $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded inventory scrap loss reserves of $0.2 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, each of which was included in cost of products in the accompanying condensed consolidated statements of operations.

NOTE F — INTANGIBLE ASSETS

In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company reviews and evaluates our goodwill and indefinite life intangible assets for potential impairment at a minimum annually or more frequently if circumstances indicate that impairment is possible.

The Company determined the fair value of assets acquired and liabilities assumed using a variety of methods. An income approach based on discounted cash flows was used to determine the values of our trademarks, certifications, customer relationships and FAA certificates. The assumptions the Company used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our current business plan and require considerable management judgment

The Company’s goodwill and intangible assets as defined by ASC 350 is related to our subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT”), which are included in the Tech Ops segment, as well as Qwest, which is included under the Asset Management Solutions segment.

Goodwill and other intangibles as of the below dates are (in thousands):

	June 30, 2021	December 31, 2020
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

As a result of the COVID-19 pandemic and its impact on the aviation industry, the Company performed a qualitative impairment analysis as of June 30, 2020 on the indefinite lived intangible assets and concluded there was no impairment. Additionally, the Company performed an impairment analysis on the goodwill for both the Asset Management Solutions and Tech Ops segments and concluded that goodwill was not impaired as of June 30, 2020.

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	June 30, 2021	December 31, 2020
Qwest:
Customer relationships	10	$7,600	$8,083
ALGS:
Customer relationships	10	80	90
ACS:
Customer relationships	10	1,558	1,663
ACT:
Customer relationships	10	7,741	8,198
Total intangible assets with definite lives		$16,979	$18,034

Total amortization expense amounted to $0.5 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. Total amortization expense amounted to $1.1 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. Accumulated amortization amounted to $4.0 million and $3.0 million as of June 30, 2021 and December 31, 2020, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred. As a result of the COVID-19 pandemic and its impact on the aviation industry, the Company performed an impairment analysis as of June 30, 2020 on the definite-lived intangible assets and concluded there was no impairment.

There was no goodwill activity during the six months ended June 30, 2021. For the six-month period ended June 30, 2020, goodwill increased by $6.0 million due to the acquisition of ACT.

NOTE G — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	June 30, 2021	December 31, 2020
Tooling and equipment	7 - 15	$13,303	$13,465
Furniture and other equipment	5	7,651	7,379
Computer software	5	2,026	2,378
Leasehold improvements	3 - 6	3,470	3,314
Equipment under capital lease	5	192	197
		26,642	26,733
Less accumulated depreciation		(18,965)	(18,894)
		$7,677	$7,839

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $0.5 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.0 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

As a result of the COVID-19 pandemic and its impact on the aviation industry, the Company performed an impairment analysis as of June 30, 2020 on the property, plant and equipment and concluded there was no impairment.

NOTE H — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for operating leases, net, as of the below dates consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Aircraft and engines held for operating leases	$210,593	$228,942
Less accumulated depreciation	(135,694)	(142,098)
	$74,899	$86,844

Total depreciation expense amounted to $2.2 million and $5.4 million for the three months ended June 30, 2021 and 2020, respectively. Total depreciation expense amounted to $4.6 million and $12.5 million for the six months ended June 30, 2021 and 2020, respectively, and is included in cost of leasing in the condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $1.8 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively. Supplemental rents recognized as revenue totaled $2.9 million and $7.6 million for the six months ended June 30, 2021 and 2020, respectively.

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

Year ending December 31:
Remainder of 2021	$9,950
2022	10,947
2023	2,008
Total minimum lease payments	$22,905

NOTE I — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and related benefits	$4,642	$6,624
Accrued legal fees	53	18
Commission fee accrual	74	103
Accrued federal, state and local taxes and fees	184	130
Other	1,315	1,701
	$6,268	$8,576

NOTE J – WARRANT LIABILITY

Monocle issued certain public warrants in 2018 which, upon the Closing, were converted into AerSale warrants. Each of the Company’s warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Merger, or earlier upon redemption or liquidation. Warrants to purchase a total of 17,952,589 shares of the Company’s common stock were outstanding as of June 30, 2021, of which 750,000 warrants were issued to founders in a private placement (the “Private Warrants”) and subject to a twelve- month lock-up period from the date of the Merger. The remaining are public warrants and are exercisable immediately.

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

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020, respectively (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$16,548	$(7,938)	$26,566	$(6,879)
Reversal of loss on change in value of warrant liability	407	-	631	-
Net income attributable to common shareholders for EPS - diluted	$16,955	$(7,938)	$27,197	$(6,879)

Weighted-average number of shares outstanding - basic	42,949,261	37,010	42,584,793	37,010
Additional shares from assumed stock-settled restricted stock units	237,243	-	186,420	-
Additional shares from assumed exercise of warrants	1,063,357	-	1,469,201	-
Weighted-average number of shares outstanding - diluted	44,249,861	37,010	44,240,414	37,010

Earnings per share – basic:	$0.39	$(214.48)	$0.62	$(185.87)
Earnings per share – diluted:	$0.38	$(214.48)	$0.61	$(185.87)

NOTE L — BUSINESS SEGMENTS

Consistent with how our chief operating decision maker (Chairman and Chief Executive Officer) evaluates performance and utilizes gross profit as a profitability measure, the Company reports its activities in two business segments:

●	Asset Management Solutions — comprised of activities to extract value from strategic asset acquisitions through leasing, trading, or disassembling for product sales.
●	Tech Ops — comprised of MRO activities; and product sales of internally developed engineered solutions and other serviceable products.

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

The Tech Ops segment consists of aftermarket support and services businesses that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, cargo conversions of wide-body aircraft, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenues consist of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges for operators. In order to develop these products, the Company engages in research and development activities. Periodically, the Company’s Tech Ops segment engages in the repair and sale of used serviceable materials through their ability to overhaul existing inventory.

The accounting policies for the segments are the same as those described in Note B to our consolidated financial statements included in our annual report. Gross profit (loss) is calculated by subtracting cost of sales from sales. The assets and certain expenses related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around the differences in products and services. The segment reporting excludes the allocation of selling, general and administrative expenses, interest expense and income tax expense.

Selected financial information for each segment for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Asset Management Solutions
Aircraft	$24,269	$10,602	$34,721	$24,840
Engine	36,030	10,249	54,830	26,842
	60,299	20,851	89,551	51,682
Tech Ops
MRO services	29,380	24,355	56,433	47,677
Product sales	2,242	150	4,372	3,132
	31,622	24,505	60,805	50,809
Total	$91,921	$45,356	$150,356	$102,491

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit (loss)
Asset Management Solutions
Aircraft	$5,178	$(9,924)	$9,641	$(6,262)
Engine	13,921	1,017	23,045	9,122
	19,099	(8,907)	32,686	2,860
Tech Ops
MRO services	11,048	6,793	16,074	9,137
Product sales	591	(14)	1,813	1,161
	11,639	6,779	17,887	10,298
Total	$30,738	$(2,128)	$50,573	$13,158

The following table reconciles segment gross profit (loss) to net income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment gross profit (loss)	$30,738	$(2,128)	$50,573	$13,158
Selling, general and administrative expenses	(16,966)	(14,036)	(30,276)	(27,237)
Payroll support program proceeds	8,405	6,346	14,768	6,346
Transaction costs	-	16	-	(215)
Interest expense, net	(251)	(504)	(509)	(1,040)
Other income, net	155	95	249	152
Change in fair value of warrant liability	(407)	-	(631)	-
Income tax (expense) benefit	(5,126)	2,273	(7,608)	1,957
Net income (loss)	$16,548	$(7,938)	$26,566	$(6,879)

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and six months ended June 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Asset Management Solutions	$536	$832	$1,983	$1,102
Tech Ops	1,328	542	3,486	1,461
Total intersegment revenues	$1,864	$1,374	$5,469	$2,563

NOTE M— COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named as defendant and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of existing insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigation, if any, in which the Company is involved will materially affect the Company’s condensed consolidated financial condition or results of operations.

Lease Commitments

The Company leases office space, warehouses, hangars, computers and equipment in connection with its operations under various operating leases, many of which contain escalation clauses.

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) are (in thousands):

Year ending December 31:
Remainder of 2021	$2,397
2022	3,591
2023	2,755
2024	2,308
2025	1,811
2026	1,846
Thereafter	2,601
Total minimum lease payments	$17,309

Expenses incurred under the operating lease agreements was $1.6 million for each of the three months ended June 30, 2021 and 2020, respectively. Expenses incurred under the operating lease agreements was $3.2 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. Operating lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

NOTE N — BUSINESS COMBINATION

On January 7, 2020 the Company acquired all of the outstanding shares of Aircraft Component Technologies, Inc. (ACT), a Florida corporation located in Miami, Florida, for $17.0 million in cash. The results of ACT operations have been included in the condensed consolidated financial statements since the acquisition date. All assets and liabilities of ACT were recorded at their fair market value, and to the extent that the purchase cost exceeded the fair market value of the net assets, that excess was recorded as goodwill, all of which is deductible for federal income tax purposes. The goodwill is attributable to the general reputation of the business and the collective experience of ACT’s management and employees. This business operates as part of our Tech Ops segment. ACT’s revenues and income from operations for the three months ended June 30, 2020 were $1.8 million and $0.4 million, respectively, and from January 7, 2020 through June 30, 2020 were $4.0 million and $1.1 million, respectively. The purchase price for ACT was allocated as follows (in thousands):

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

The acquisition of ACT did not have a material impact on the consolidated results of operations for the three- and six-month period ended June 30, 2020.

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

Upon the consummation of the Merger, holders of AerSale Aviation’s common stock received shares of the Company’s common stock at $10.00 per share as merger consideration. The Company’s common stock consist of $0.0001 par value, 200,000,000 shares authorized, of which 42,949,261 shares were issued and outstanding as of June 30, 2021.

Earn-Out Shares

Upon consummation of the Merger and in each case on or prior to the fifth anniversary of the Closing, the pre-closing holders of AerSale Aviation’s common stock and the holders of in-the-money SARs (as defined in the Merger Agreement) received a contingent right to receive up to 3,000,000 additional shares of the Company’s common stock. Additionally, certain pre-closing holders of AerSale Aviation’s common stock received a contingent right to receive 746,876 shares of the Company’s common stock. Effective February 8, 2020, the contingency event related to the Minimum Target Earn-Out Shares was met and 1,855,634 shares were issued.

The Company determined the Earn-Out Shares to be classified as equity under ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” as the contingent right is indexed to the Company’s stock and accordingly, the accrual of the Earn-Out shares as of June 30, 2021 had no impact on the Company’s consolidated financial statements.

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

Restricted stock unit activity under the 2020 Plan for the six months ended June 30, 2021 was as follows

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2020	—	$—	$—
Granted	1,702,280	10.10	2.49
Outstanding June 30, 2021	1,702,280	$10.10	$2.49

The Company’s restricted stock units include 1,595,000 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain business milestones, while the remaining 107,280 awards vest over a period ranging from one to three years. As of June 30, 2021, no expense has been recognized for these performance-based awards given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

2020 Employee Stock Purchase Plan

The Company also maintains a 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. The Company has not issued shares pursuant to the ESPP as of June 30, 2021.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis together with the financial statements and related notes included Part II, Item 7 of AerSale’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the Annual Report.

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

We are a worldwide provider of aftermarket commercial aircraft, engines, and their parts to passenger and cargo airlines, leasing companies, original equipment manufacturers (“OEM”), government and defense contractors, and maintenance, repair and overhaul (“MRO”) service providers. We report our activities in two business segments: Asset Management Solutions, comprised of activities that extract value from strategic asset acquisitions either as whole assets or by disassembling for used serviceable material (“USM”); and Tech Ops, comprised of MRO activities for aircraft and their components, and sales of internally developed engineered solutions products.

We focus on mid-life Flight Equipment and monetize them through its Asset Management Solutions segment. Asset Management Solutions’ activities include monetization of assets through the lease or sale of whole assets, or through disassembly activities in support of our USM-related activities. Our monetizing services have been developed to maximize returns on mid-life Flight Equipment throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at its retirement. We accomplish this by utilizing deep market and technical knowledge related to the management of Flight Equipment sales, leasing and MRO services. To extract value from the remaining flight time on whole assets, we provide flexible short-term (generally less than five years) leasing solutions of Flight Equipment to passenger and cargo operators across the globe. Once the value from the Flight Equipment’s flight time has been extracted, Flight Equipment is considered to be at or near the end of its useful life and is analyzed for return maximization as either whole asset sales or disassembled for sale as USM parts. Revenues from this segment are segregated between Aircraft and Engine depending on the asset type that generated the revenue. Lease revenues and the related depreciation from aircraft and engines installed on those aircrafts is recognized under the Aircraft category. Revenues from sales of whole aircraft and related cost of sales are allocated between the Aircraft and Engine categories based on the allocated cost basis of the asset sold.

Our Tech Ops segment provides internal and third-party aviation services, including internally developed engineered solutions, full heavy aircraft maintenance and modification, component MRO, as well as end-of-life disassembly services. Our MRO business also engages in longer-term projects such as aircraft modifications, cargo/tanker conversions of aircraft, and aircraft storage. The Tech Ops segment also includes MRO services for landing gear, thrust reversers, hydraulic systems, and other aircraft components.

We utilize these capabilities to support our customers’ Flight Equipment, as well as to maintain and improve our owned Flight Equipment, which is subsequently sold or leased to our customers. These processes require a high degree of expertise on each individual aircraft or component that is being serviced. Our knowledge of these processes allows us to assist customers to comply with applicable regulatory and OEM requirements. A significant amount of skilled labor is required to support this process, which the Company has accumulated through its diversified offerings.

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

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, and future restrictions due to different strains, or variants of COVID-19, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown.

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

Results of Operations

Three months ended June 30, 2021 and 2020

Sales and gross profit (loss) for our two business segments for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2021	2020	Percent Change
Revenue
Asset Management Solutions
Aircraft	$24,269	$10,602	128.9%
Engines	36,030	10,249	251.5%
	$60,299	$20,851	189.2%
Tech Ops
MRO	$29,380	$24,355	20.6%
Product Sales	2,242	150	1,394.7%
	$31,622	$24,505	29.0%

Total	$91,921	$45,356	102.7%

	Three Months Ended June 30,
(in thousands, except percentages)	2021	2020	Percent Change
Gross Profit (Loss)
Asset Management Solutions
Aircraft	$5,178	$(9,924)	152.2%
Engines	13,921	1,017	1,268.8%
	$19,099	$(8,907)	314.4%
Tech Ops
MRO	$11,048	$6,793	62.6%
Product Sales	591	(14)	4,321.4%
	$11,639	$6,779	71.7%

Total	$30,738	$(2,128)	1,544.5%

Total revenues increased $46.5 million or 102.7% to $91.9 million for the three months ended June 30, 2021, from $45.4 million for the three months ended June 30, 2020, driven by an increase of $39.4 million, or 189.2%, within Asset Management Solutions, and an increase of $7.1 million, or 29.0%, within Tech Ops.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $39.4 million or 189.2%, to $60.3 million for the three months ended June 30, 2021, from $20.9 million for the three months ended June 30, 2020. This was primarily due to a $13.6 million, or 128.9%, increase in revenues from Aircraft, and a $25.8 million, or 251.5%, increase in revenues from Engines. The increase in Aircraft revenues is primarily attributable to increased activity in the B757 product line due to higher trading volume in the amount of $16.5 million, partially offset by lower leasing activity. The increase in Engines revenues is primarily attributable to increased activity in the RB211 product line as a result of higher trading volume, resulting in an increase of $23.1 million, and higher USM part sales in the CF6-80, PW4000, and RB211 product lines totaling $4.7 million, partially offset by lower leasing revenue in the CF6-80, PW4000, V2500, and CFM56 product lines of $2.0 million. The reductions in leasing revenues is attributable to the global decrease in demand for flight hours in response to the COVID-19 pandemic.

Cost of sales in the Asset Management Solutions segment increased $11.4 million or 38.5%, to $41.2 million for the three months ended June 30, 2021, compared to $29.8 million for the three months ended June 30, 2020. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in the Asset Management Solutions segment increased $28.0 million, to $19.1 million for the three months ended June 30, 2021, from a loss of $8.9 million for the three months ended June 30, 2020. The margin increase is mainly attributable to higher margins generated on flight equipment sales in the amount of $17.3 million, lower inventory obsolescence reserves of $8.1 million, and no impairment of flight equipment for the three months ended June 30, 2021.

Aircraft gross profit margins increased to 21.3% for the three months ended June 30, 2021, from a gross loss margin of 93.6% for the three months ended June 30, 2020 due to higher margins generated by flight equipment sales as noted above and lower inventory obsolescence reserves. Engines gross profit margins was 38.6% for the three months ended June 30, 2021, an increase from 9.9% for the three months ended June 30, 2020, which was primarily the result of higher margin on flight equipment sales, no inventory obsolescence reserves and no impairment of flight equipment for the three months ended June 30, 2021.

Tech Ops

Our revenue from Tech Ops increased by $7.1 million or 29.0%, to $31.6 million for the three months ended June 30, 2021, compared to $24.5 million for the three months ended June 30, 2020. The increase was primarily driven by increased demand for maintenance and storage programs, including preservation work, as a result of the increase in fleet groundings due to reduced passenger flight volume related to COVID-19.

Cost of sales in Tech Ops increased $2.3 million or 12.7%, to $20.0 million for the three months ended June 30, 2021, from $17.7 million for the three months ended June 30, 2020, which is directly related to higher revenues noted above. Gross profit in Tech Ops increased $4.9 million or 71.7%, to $11.6 million for the three months ended June 30, 2021, compared to $6.8 million for the three months ended June 30, 2020. The increase in gross profit is primarily attributable to increased contributions from maintenance and storage programs. Gross profit margin increased to 36.8% for the three months ended June 30, 2021 compared to 27.7% for the three months ended June 30, 2020, and was largely attributable to an overall change in the product mix of the segment as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.0 million, or 20.9% to $17.0 million for the three months ended June 30, 2021, as compared to $14.0 million for the three months ended June 30, 2020. The increase was mostly related to the adjustment of cost saving initiatives previously implemented in response to the COVID-19 pandemic in 2020, of which some were temporary in nature and have been adjusted to support the increased volume during 2021.

Payroll Support Program Proceeds

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and is intended to assist the economy by issuing a relief package to preserve jobs in industries adversely impacted by the COVID-19 outbreak. On June 8, 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive $16.4 million in emergency relief through the CARES Act Payroll Support Program to be paid in installments. The proceeds of the grant are recorded within accrued expenses when received and are recognized as payroll support program proceeds in the condensed consolidated statement of operations over the periods that the funds are intended to compensate. During the three months ended June 30, 2021, no amounts were received or recognized under this program.

As part of the Payroll Support Program Extension Law, we entered into a new agreement with the U.S. Department of the Treasury on March 4, 2021 for the receipt of relief funds of $5.5 million, which had been fully received prior to the three-month period ended June 30, 2021. During the three months ended June 30, 2021, $2.9 million was recognized as payroll support program proceeds.

As part of the American Rescue Plan Act of 2021 (“ARP”), we entered into a new agreement with the U.S. Department of the Treasury on April 16, 2021 for the receipt of relief funds of an additional $5.5 million. During the three months ended June 30, 2021, the full amount has been received and recognized as payroll support program proceeds.

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

Interest Expense

Interest expense decreased to $0.3 million for the three months ended June 30, 2021, as compared to $0.5 million for the three months ended June 30, 2020 and was primarily related to unused balance fees on the Revolving Credit Agreement as well as interest on the outstanding balance under this facility during the three month ended June 30, 2020.

Income Taxes

The effective tax rate from continuing operations for the three months ended June 30, 2021 was 23.7% compared to 22.3% for the three months ended June 30, 2020

Six months ended June 30, 2021 and 2020

Sales and gross profit (loss) for our two business segments for the six months ended in June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Percent Change
Revenue
Asset Management Solutions
Aircraft	$34,721	$24,840	39.8%
Engines	54,830	26,842	104.3%
	$89,551	$51,682	73.3%
Tech Ops
MRO	$56,433	$47,677	18.4%
Product Sales	4,372	3,132	39.6%
	$60,805	$50,809	19.7%

Total	$150,356	$102,491	46.7%

	Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Percent Change
Gross Profit (Loss)
Asset Management Solutions
Aircraft	$9,641	$(6,262)	254.0%
Engines	23,045	9,122	152.6%
	$32,686	$2,860	1,042.9%
Tech Ops
MRO	$16,074	$9,137	75.9%
Product Sales	1,813	1,161	56.2%
	$17,887	$10,298	73.7%

Total	$50,573	$13,158	284.4%

Total revenues increased $47.9 million or 46.7% to $150.4 million for the six months ended June 30, 2021, from $102.5 million for the six months ended June 30, 2020, driven by an increase of $37.9 million, or 73.3%, within Asset Management Solutions, and an increase of $10.0 million, or 19.7%, within Tech Ops.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $37.9 million, or 73.3%, to $89.6 million for the six months ended June 30, 2021, from $51.7 million for the six months ended June 30, 2020. This was primarily due to a $9.9 million, or 39.8%, increase in revenues from Aircraft, and a $28.0 million, or 104.3%, increase in revenues from Engines. The increase in Aircraft revenues is primarily attributable to increased activity in the B757 product line due to higher trading volume in the amount of $20.4 million and an increase in USM part sales in the B767 and other various product lines, partially offset by lower leasing activity primarily in the B747 product line. The increase in Engines revenues is primarily attributable to increased activity in the RB211 and PW4000 product line as a result of higher trading volume and USM part sales, resulting in an increase of $34.8 million, partially offset by lower leasing and USM part sales in the CF6-80, V2500, and CFM56 product lines totaling $7.2 million. The reductions in leasing and USM part sales are attributable to the global decrease in demand for flight hours in response to the COVID-19 pandemic.

Cost of sales in the Asset Management Solutions segment increased $8.1 million or 16.5%, to $56.9 million for the six months ended June 30, 2021, compared to $48.8 million for the six months ended June 30, 2020. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in the Asset Management Solutions segment increased $29.8 million or 1,042.9%, to $32.7 million for the six months ended June 30, 2021, from $2.9 million for the six months ended June 30, 2020. The margin increase is mainly attributable to higher margins generated on flight equipment sales in the amount of $24.8 million, lower obsolescence reserves on inventory of $8.1 million, and no impairment of flight equipment for the six months ended June 30, 2021.

Aircraft gross profit margins increased to 27.8% for the six months ended June 30, 2021, from a gross loss reported of 25.2% for the six months ended June 30, 2020 due to higher margins generated by flight equipment sales as noted above and lower inventory obsolescence reserves. Engines gross profit margins was 42.0% for the six months ended June 30, 2021, an increase from 34.0% for the six months ended June 30, 2020, which was primarily the result of higher margins generated by flight equipment sales as noted above, no inventory obsolescence reserves and no flight equipment impairment for the six months ended June 30, 2021.

Tech Ops

Our revenue from Tech Ops increased by $10.0 million or 19.7%, to $60.8 million for the six months ended June 30, 2021, compared to $50.8 million for the six months ended June 30, 2020. The increase was primarily driven by increased demand for maintenance and storage programs, including preservation work, as a result of the increase in fleet groundings due to reduced passenger flight volume related to COVID-19.

Cost of sales in Tech Ops increased $2.4 million or 5.9%, to $42.9 million for the six months ended June 30, 2021, from $40.5 million for the six months ended June 30, 2020, which is directly related to improved margins on the heavy MRO business. Gross profit in Tech Ops increased $7.6 million or 73.7%, to $17.9 million for the six months ended June 30, 2021, compared to $10.3 million for the six months ended June 30, 2020. The increase in gross profit was primarily attributable to increased contributions from maintenance and storage programs. Gross profit margin increased to 29.4% for the six months ended June 30, 2021 compared to 20.3% for the six months ended June 30, 2020, and was largely attributable to an overall change in the product mix of the segment as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.0 million, or 11.2% to $30.3 million for the six months ended June 30, 2021, as compared to $27.2 million for the six months ended June 30, 2020. The increase was mostly related to the adjustment of cost saving initiatives previously implemented in response to the COVID-19 pandemic in 2020, of which some were temporary in nature and have been adjusted to support the increased volume during 2021.

Payroll Support Program Proceeds

As part of the CARES Act, we received and recognized payroll support program proceeds of $3.7 million during the six months ended June 30, 2021.

As part of the Payroll Support Program Extension Law, we received and recognized payroll support program proceeds of $5.5 million during the six months ended June 30, 2021.

As part of the American Rescue Plan Act of 2021, we received and recognized payroll support program proceeds of $5.5 million during the six months ended June 30, 2021.

Interest Expense

Interest expense decreased to $0.5 million for the six months ended June 30, 2021, as compared to $1.0 million for the six months ended June 30, 2020 and was primarily related to unused balance fees on the Revolving Credit Agreement as well as interest on the outstanding balance under that facility during the six months ended June 30, 2020.

Income Taxes

The effective tax rate from continuing operations for the six months ended June 30, 2021 was 22.3% compared to 22.1% for the six months ended June 30, 2020.

Financial Position, Liquidity and Capital Resources

As of June 30, 2021, we had $41.8 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. There were no borrowings during the six months ended June 30, 2021. We had no outstanding balance on the Company credit facility as of June 30, 2021, and we had $137.1 million of availability thereunder. We generated cash flows from operations of $8.6 million for the six months ended June 30, 2021, and generated cash flows from investing activities of $3.6 million for the six months ended June 30, 2021.

Cash Flows— six months ended June 30, 2021 compared to six months ended June 30, 2020

Cash Flows from Operating Activities

Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2021, compared to cash provided from operating activities of $38.3 million for the same period in 2020. The decrease of $29.7 million was primarily attributable to the timing of inventory purchases, which was mostly driven by the acquisition of Flight Equipment, as well as lower collections of trade receivables.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.6 million for the six months ended June 30, 2021, compared to cash used of $15.2 million in the same period for 2020. Cash provided from investing activities during the six months ended June 30, 2021 is primarily related to the sale of flight equipment totaling $4.4 million, compared to cash used to acquire the ACT business unit during the six months ended June 30, 2020 for a total of $17.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $0.3 million, compared to cash used of $3.4 million in the same period for 2020. The cash provided by financing activities for the six months ended June 30, 2021 is driven by proceeds from the exercise of warrants. The cash used in financing activities for the six months ended June 30, 2020 is primarily driven by repayment of long-term debt from available cash.

Debt Obligations and Covenant Compliance

Our amended and restated revolving credit agreement (the “Revolving Credit Agreement”) provided commitments for a $110.0 million revolving credit facility and includes a $10.0 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans.” The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes.

Effective March 12, 2021, we amended our Revolving Credit Agreement to increase to $150.0 million aggregate amount of revolver commitments subject to borrowing base limitations and extend the maturity date to March 12, 2024, subject to certain conditions.

As of June 30, 2021, there was no outstanding balance under the Revolving Credit Agreement and we had $137.1 million of availability thereunder. We were in compliance with our debt covenants as of June 30, 2021.

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

We believe our equity base, internally generated funds, and existing availability under its debt facility are sufficient to maintain our level of operations through June 30, 2022. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Amended and Restated Credit Agreement, or the Credit Facility, which has variable interest rates tied to LIBOR. As of June 30, 2021, we had no outstanding variable rate borrowings under our Credit Facility. Therefore, a ten percent increase in the average interest rate affecting our variable rate debt outstanding as of June 30, 2021 would not have had a material impact on our interest expense, financial position or continuing operations.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three months ended June 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of June 30, 2021.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

ITEM 1A    RISK FACTORS

There are no material changes in the information reported under Part I – Item 1A “Risk Factors” contained in the Annual Report.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On February 7, 2019, Monocle consummated its initial public offering (the “Monocle IPO”), generating total gross proceeds of $172.5 million. Simultaneously with the consummation of the Monocle IPO, Monocle also consummated a private placement (the “Monocle Private Placement”), generating total proceeds of $7,175,000.

The proceeds from the IPO and the Private Placement were placed in a trust account, the remainder of which following the payment of closing costs was transferred to our balance sheet. As of the date of this Quarterly Report on Form 10-Q, the proceeds of these transactions have been fully applied.

After deducting payments to existing shareholders of $165.8 million in connection with their exercise of redemption rights and the payment of $10.2 million of expenses paid from the trust account, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth. There has been no material change in the expected use of net proceeds.

Issuer Purchases of Equity Securities

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Second Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.2	Amendment No. 1 to the Second Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.					*
3.4	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contined in Exhibits 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	August 09, 2021	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, Division President, TechOps and Director
(Principal Executive Officer)

Date:	August 09, 2021	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)