Form 10-Q
period 2021-09-30
AerSale Corp
filed 2021-11-09
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Registrant’s common stock outstanding as of November 8, 2021 was 44,984,718.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)

Current assets:
Cash and cash equivalents	$61,852	$29,317
Accounts receivable, net of allowance for doubtful accounts of $1,408 and $1,652 as of September 30, 2021 and December 31, 2020	43,758	50,215
Inventory:
Aircraft, airframes, engines, and parts, net	80,106	85,192
Advance vendor payments	9,407	6,205
Due from related party	-	474
Deposits, prepaid expenses, and other current assets	4,571	7,560
Total current assets	199,694	178,963
Fixed assets:
Aircraft and engines held for lease, net	94,776	86,844
Property and equipment, net	7,404	7,839
Inventory:
Aircraft, airframes, engines, and parts, net	77,974	55,463
Deferred income taxes	6,696	5,708
Deferred financing costs, net	1,114	367
Deferred customer incentives and other assets, net	277	271
Due from related party	5,421	5,450
Goodwill	19,860	19,860
Other intangible assets, net	26,773	28,364
Total assets	$439,989	$389,129

Current liabilities:
Accounts payable	$16,307	$16,364
Accrued expenses	7,465	8,576
Income tax payable	298	1,324
Lessee and customer purchase deposits	16,972	2,820
Deferred revenue	2,958	2,595
Total current liabilities	44,000	31,679

Long-term lease deposits	2,517	1,145
Maintenance deposit payments and other liabilities	3,991	3,664
Warrant liability	3,921	1,186
Total liabilities	54,429	37,674
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 42,949,261 and 41,046,216 shares	4	4
Additional paid-in capital	301,768	292,593
Retained earnings	83,788	58,858
Total equity	385,560	351,455
Total liabilities and stockholders’ equity	$439,989	$389,129

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products	$43,613	$9,922	$124,914	$37,726
Leasing	8,002	20,627	20,624	47,637
Services	21,683	26,516	78,116	74,193
Total revenue	73,298	57,065	223,654	159,556
Cost of sales and operating expenses:
Cost of products	30,954	6,657	85,147	41,207
Cost of leasing	2,436	5,073	7,667	21,316
Cost of services	15,276	18,830	55,635	57,370
Total cost of sales	48,666	30,560	148,449	119,893
Gross profit	24,632	26,505	75,205	39,663
Selling, general, and administrative expenses	22,803	13,377	53,079	40,614
Payroll support program proceeds	-	(6,347)	(14,768)	(12,693)
Transaction costs incurred	-	219	-	434
Income from operations	1,829	19,256	36,894	11,308
Other income (expenses):
Interest expense, net	(241)	(267)	(750)	(1,307)
Other income, net	9	206	258	358
Change in fair value of warrant liability	(2,104)	-	(2,735)	-
Total other expenses	(2,336)	(61)	(3,227)	(949)
(Loss) income before income tax provision	(507)	19,195	33,667	10,359
Income tax expense	(1,129)	(4,476)	(8,737)	(2,519)
Net (loss) income	$(1,636)	$14,719	$24,930	$7,840

(Loss) earnings per share - basic	$(0.04)	$397.70	$0.59	$211.83
(Loss) earnings per share - diluted	$(0.04)	$397.70	$0.59	$211.83

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2021 and 2020

(in thousands, except per share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2020	$4	41,046,216	$292,593	$58,858	$351,455
Issuance of Earn-Out shares	—	1,855,634	(269)	—	(269)
Shares issued upon exercise of warrants	—	47,411	545	—	545
Net income	—	—	—	10,018	10,018
Balance at March 31, 2021	$4	42,949,261	$292,869	$68,876	$361,749
Stock-based compensation	—	—	150	—	150
Net income	—	—	—	16,548	16,548
Balance at June 30, 2021	4	42,949,261	293,019	85,424	378,447
Stock-based compensation	—	—	8,749	—	8,749
Net loss	—	—	—	(1,636)	(1,636)
Balance at September 30, 2021	$4	42,949,261	$301,768	$83,788	$385,560

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2019	$1	5,285,054	$243,221	$50,764	$293,986
Net income	—	—	—	1,059	1,059
Balance at March 31, 2020	$1	5,285,054	$243,221	$51,823	$295,045
Net loss	—	—	—	(7,938)	(7,938)
Balance at June 30, 2020	$1	5,285,054	$243,221	$43,885	$287,107
Net income	—	—	—	14,719	14,719
Balance at September 30, 2020	$1	5,285,054	$243,221	$58,604	$301,826

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$24,930	$7,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,868	20,513
Amortization of debt issuance costs	366	573
Inventory reserve	5,033	13,427
Impairment of aircraft held for lease	-	3,036
Provision for doubtful accounts	(122)	262
Deferred income taxes	(988)	1,340
Change in fair value of warrant liability	2,735	-
Stock-based compensation	8,899	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	5,279	8,977
Inventory	(44,104)	(28,617)
Deposits, prepaid expenses, and other current assets	3,628	3,309
Deferred customer incentives and other assets	-	56
Advance vendor payments	(3,201)	(7,283)
Accounts payable	(57)	(1,413)
Income tax payable	(987)	-
Accrued expenses	(2,234)	(869)
Deferred revenue	363	(2,935)
Lessee and customer purchase deposits	16,649	1,356
Other liabilities	327	414
Net cash provided by operating activities	26,384	19,986
Cash flows from investing activities:
Business acquisition	-	(16,976)
Proceeds from sale of assets	6,995	3,100
Acquisition of aircraft and engines held for lease, including capitalized cost	(60)	(1,227)
Purchase of property and equipment	(1,060)	(1,594)
Net cash provided by (used in) investing activities	5,875	(16,697)
Cash flows from financing activities:
Repayments of 8% Senior Secured Notes	-	(3,424)
Proceeds from Revolving Credit Facility	-	104,634
Repayments of Revolving Credit Facility	-	(104,634)
Cash paid for employee taxes on withholding shares	(269)	-
Proceeds from exercise of warrants	545	-
Net cash provided by (used in) financing activities	276	(3,424)
Increase (decrease) in cash and cash equivalents	32,535	(135)
Cash and cash equivalents, beginning of period	29,317	17,505
Cash and cash equivalents, end of period	$61,852	$17,370

Supplemental disclosure of cash activities
Income taxes	8,095	2,284
Interest	452	749
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) equipment held for lease, net	14,650	(6,779)

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

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

Revenue Recognition

Products — Used Serviceable Material Sales (“USM”)

Revenues from sales of USM are measured based on consideration specified within customer contracts, and excludes any sales commissions and taxes collected and remitted to government agencies. The Company recognizes revenue when performance obligations are satisfied by transferring control of a product or service to a customer. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. Title passes to the buyer when the goods are shipped, the buyer is responsible for any loss in transit and the Company has a legal right to payment for the spare parts once shipped. The Company generally sells its USM products under standard 30-day payment terms, subject to certain exceptions. Customers neither have the right to return products nor do they have the right to extended financing. The Company has determined that physical acceptance of the spare parts to be a formality in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”).

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

Revision of Prior Period Financial Statements

During the nine months ended September 30, 2021, the Company identified and corrected immaterial errors that affected certain of its previously issued consolidated financial statements. These errors related to the misapplication of generally accepted accounting principles in the United States in connection with the classification of the Company’s private warrants as equity. The SEC released a Public Statement on April 12, 2021 noting that when one or more features common to warrants in SPAC transactions is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following review of the SEC’s statement, the Company concluded that its private warrants do not meet the conditions to be classified as equity and instead, the private warrants meet the definition of a derivative under ASC 815 “Derivatives and Hedging.” This requires the Company to record the private warrants as a liability measured at fair value on the Company’s Condensed Consolidated Balance Sheets with the changes in fair value each period reported in earnings. As a result, in the three and nine months ended September 30, 2021, the Company recorded $2.1 million and $2.7 million, respectively, reflected as change in fair value of warrant liability. Accordingly, the Company revised its December 31, 2020 financial statements by recognizing the private warrants as a liability upon the consummation of the Business Combination on December 22, 2020 in the amount of $1.2 million with a corresponding reduction to additional paid-in capital and retained earnings of $0.8 million and $0.4 million, respectively.

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

Payroll Support Programs

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and is intended to assist the economy by issuing a relief package to preserve jobs in industries adversely impacted by the COVID-19 outbreak. On June 8, 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive $16.4 million in emergency relief through the CARES Act Payroll Support Program to be paid in installments. The proceeds of these grants are recorded within accrued expenses when received and are recognized as payroll support program proceeds in the condensed consolidated statement of operations over the periods that the funds are intended to compensate. During the three months ended September 30, 2020, we recognized $6.3 million under the CARES Act Payroll Support Program. During the nine months ended September 30, 2021 and 2020, we recognized $3.7 million and $12.7 million under the CARES Act Payroll Support Program, respectively.

As part of the Payroll Support Program Extension Law, we entered into a new agreement with the U.S. Department of the Treasury on March 4, 2021 for the receipt of relief funds of $5.5 million. No amounts were received or recognized under the Payroll Support Program Extension Law during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we received and recognized $5.5 million in grant proceeds under the Payroll Support Program Extension Law.

Pursuant to the American Rescue Plan Act of 2021 (“ARP”), we entered into a new agreement with the U.S. Department of the Treasury on April 16, 2021 for the receipt of relief funds of an additional $5.5 million. No amounts were received or recognized under the American Rescue Plan Act during the three months ended September 30, 2021.  During the nine months ended September 30, 2021, we received and recognized $5.5 million in grant proceeds under the American Rescue Plan Act.

In connection with the financial assistance we have received under the Payroll Support Program, we are required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits and the requirement against involuntary terminations, furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. In addition, we are subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, as well as limitations on the payment of certain employee compensation through April 1, 2023. These restrictions may affect our operations and if we do not comply with these provisions, we may be required to reimburse up to 100% of any previously received relief funds. As of September 30, 2021, we have been in compliance with these provisions.

NOTE C — SIGNIFICANT RISKS AND UNCERTAINTIES

Impact of Coronavirus (“COVID-19”)

COVID-19 was declared a global health pandemic by the World Health Organization. In early March 2020, as AerSale began to see the impacts to its customers, the Company took decisive actions to position itself for the short-term impacts of COVID-19, while allowing the Company the flexibility to quickly pursue the opportunities that would follow. The Company cancelled approximately $20 million of feedstock opportunities under negotiation, as it evaluated the impacts of COVID-19 on asset valuations. The Company also reexamined its structure and executed measures in 2020 to adjust the business through strategic headcount reductions and suspension of various other initiatives, resulting in reduced costs of over $20 million on an annualized basis.

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

Contract assets are as follows (in thousands):

	September 30, 2021	December 31, 2020	Change
Contract assets	$14,912	$20,431	$(5,519)

Contract assets are reported within accounts receivable on our condensed consolidated balance sheets. Changes in contract assets primarily results from the timing difference between our performance of services. Contract liabilities are reported as deferred revenue on our condensed consolidated balance sheets and amounted to $2.6 million as of December 31, 2020, of which $2.2 million was related to contract liabilities for services performed. For the three and nine months ended September 30, 2021, the Company recognized as revenue $0.6 million and $2.0 million of contract liabilities for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021			2021
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	Tech Ops	Total Revenues
USM	$13,466	$1,315	$14,781	$33,935	$3,574	$37,509
Whole asset sales	27,408	-	27,408	83,868	-	83,868
Engineered solutions	-	1,424	1,424	-	3,537	3,537
Total products	40,874	2,739	43,613	117,803	7,111	124,914
Leasing	8,002	-	8,002	20,624	-	20,624
Services	-	21,683	21,683	-	78,116	78,116
Total revenues	$48,876	$24,422	$73,298	$138,427	$85,227	$223,654

	Three months ended September 30,			Nine months ended September 30,
	2020			2020
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	Tech Ops	Total Revenues
USM	$9,025	$515	$9,540	$30,594	$1,989	$32,583
Whole asset sales	-	-	-	3,103	-	3,103
Engineered solutions	-	382	382	-	2,040	2,040
Total products	9,025	897	9,922	33,697	4,029	37,726
Leasing	20,627	-	20,627	47,637	-	47,637
Services	-	26,516	26,516	-	74,193	74,193
Total revenues	$29,652	$27,413	$57,065	$81,334	$78,222	$159,556

NOTE E — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	September 30, 2021	December 31, 2020
Used serviceable materials	$68,222	$63,277
Work-in-process	13,622	20,611
Whole assets	76,236	56,767
	$158,080	140,655
Less short term	(80,106)	(85,192)
Long term	$77,974	$55,463

The Company did not record inventory reserve for the three months ended September 30, 2021 and 2020, respectively, and recorded an inventory reserve of $4.8 million and $12.9 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in cost of products in the accompanying condensed consolidated statements of operations, due to the Company’s evaluation of the inventory’s net realizable value.

The Company recorded inventory scrap loss reserves of $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded inventory scrap loss reserves of $0.2 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively, each of which was included in cost of products in the accompanying condensed consolidated statements of operations.

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

Goodwill and other intangibles as of the below dates are (in thousands):

	September 30, 2021	December 31, 2020
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

As a result of the COVID-19 pandemic and its impact on the aviation industry, the Company performed a qualitative impairment analysis as of June 30, 2020 and updated the analysis through September 30, 2020 on the indefinite lived intangible assets, as well as the Asset Management Solutions and Tech Ops segment goodwill and concluded there was no impairment for the nine month period ended September 30, 2020. The Company performed its annual quantitative impairment analysis as of July 1, 2021 and concluded there was no impairment.

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	September 30, 2021	December 31, 2020
Qwest:
Customer relationships	10	$7,355	$8,083
ALGS:
Customer relationships	10	75	90
ACS:
Customer relationships	10	1,505	1,663
ACT:
Customer relationships	10	7,508	8,198
Total intangible assets with definite lives		$16,443	$18,034

Total amortization expense amounted to $0.5 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. Total amortization expense amounted to $1.6 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. Accumulated amortization amounted to $4.6 million and $3.0 million as of September 30, 2021 and December 31, 2020, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred. As a result of the COVID-19 pandemic and its impact on the aviation industry, the Company performed an impairment analysis as of June 30, 2020 on the definite-lived intangible assets and concluded there was no impairment.

There was no goodwill activity during the nine months ended September 30, 2021. For the nine months ended September 30, 2020, goodwill increased by $6.0 million due to the acquisition of ACT.

NOTE G — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	September 30, 2021	December 31, 2020
Tooling and equipment	7 - 15	$13,400	$13,465
Furniture and other equipment	5	7,785	7,379
Computer software	5	1,987	2,378
Leasehold improvements	3 - 6	3,467	3,314
Equipment under capital lease	5	192	197
		26,831	26,733
Less accumulated depreciation		(19,427)	(18,894)
		$7,404	$7,839

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $0.5 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.5 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE H — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for operating leases, net, as of the below dates consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Aircraft and engines held for operating leases	$228,048	$228,942
Less accumulated depreciation	(133,272)	(142,098)
	$94,776	$86,844

Total depreciation expense amounted to $2.1 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively. Total depreciation expense amounted to $6.8 million and $17.3 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in cost of leasing in the condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $2.3 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively. Supplemental rents recognized as revenue totaled $5.2 million and $10.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company’s current operating lease agreements for flight equipment on lease expire over the next month to two years. The amounts in the following table are based upon the assumption that flight equipment under operating leases will remain on lease for the length of time specified by the respective lease agreements. Minimum future annual lease rentals contracted to be received under existing operating leases of flight equipment at were as follows (in thousands):

Year ending December 31:
Remainder of 2021	$6,900
2022	15,616
2023	2,875
Total minimum lease payments	$25,391

NOTE I — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and related benefits	$6,293	$6,624
Accrued legal fees	-	18
Commission fee accrual	95	103
Accrued federal, state and local taxes and fees	238	130
Other	839	1,701
	$7,465	$8,576

NOTE J – WARRANT LIABILITY

Monocle issued certain public warrants in 2018 which, upon the Closing, were converted into AerSale warrants. Each of the Company’s warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Merger, or earlier upon redemption or liquidation. Warrants to purchase a total of 17,952,589 shares of the Company’s common stock were outstanding as of September 30, 2021, of which 750,000 warrants were issued to founders in a private placement (the “Private Warrants”) and subject to a twelve-month lock-up period from the date of the Merger. The remaining are public warrants and are exercisable immediately.

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

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(1,636)	$14,719	$24,930	$7,840

Weighted-average number of shares outstanding - basic	42,599,261	37,010	42,358,069	37,010
Additional shares from assumed stock-settled restricted stock units	-	-	24,299	-
Additional shares purchasable for employee stock purchase plan	-	-	7,875	-
Weighted-average number of shares outstanding - diluted	42,599,261	37,010	42,390,243	37,010

(Loss) earnings per share – basic:	$(0.04)	$397.70	$0.59	$211.83
(Loss) earnings per share – diluted:	$(0.04)	$397.70	$0.59	$211.83

Anti-dilutive shares/units excluded from (loss) earnings per share - diluted:
Additional shares from assumed exercise of warrants	1,063,357	-	1,666,400	-
Additional shares from assumed stock-settled restricted stock units	21,501	-	-	-
Additional shares purchasable for employee stock purchase plan	5,257	-	-	-

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

Selected financial information for each segment for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Asset Management Solutions
Aircraft	$15,204	$20,979	$49,925	$45,819
Engine	33,672	8,673	88,502	35,515
	48,876	29,652	138,427	81,334
Tech Ops
MRO services	21,683	26,516	78,116	74,193
Product sales	2,739	897	7,111	4,029
	24,422	27,413	85,227	78,222
Total	$73,298	$57,065	$223,654	$159,556

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit
Asset Management Solutions
Aircraft	$6,729	$14,374	$16,370	$9,110
Engine	10,084	4,343	33,129	13,465
	16,813	18,717	49,499	22,575
Tech Ops
MRO services	6,407	7,686	22,481	16,823
Product sales	1,412	102	3,225	265
	7,819	7,788	25,706	17,088
Total	$24,632	$26,505	$75,205	$39,663

	September 30, 2021	December 31, 2020
Total Assets
Asset Management Solutions	$325,750	$277,016
Tech Ops	113,528	108,622
Corporate	711	3,492
	$439,989	$389,130

The following table reconciles segment gross profit to net (loss) income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment gross profit	$24,632	$26,505	$75,205	$39,663
Selling, general and administrative expenses	(22,803)	(13,377)	(53,079)	(40,614)
Payroll support program proceeds	-	6,347	14,768	12,693
Transaction costs	-	(219)	-	(434)
Interest expense, net	(241)	(267)	(750)	(1,307)
Other income, net	9	206	258	358
Change in fair value of warrant liability	(2,104)	-	(2,735)	-
Income tax expense	(1,129)	(4,476)	(8,737)	(2,519)
Net (loss) income	$(1,636)	$14,719	$24,930	$7,840

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and nine months ended September 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asset Management Solutions	$959	$945	$2,942	$2,047
Tech Ops	6,015	6	14,747	1,467
Total intersegment revenues	$6,974	$951	$17,689	$3,514

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

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) are (in thousands):

Year ending December 31:
Remainder of 2021	$1,061
2022	3,347
2023	2,755
2024	2,308
2025	1,811
2026	1,846
Thereafter	2,601
Total minimum lease payments	$15,729

Expenses incurred under the operating lease agreements was $1.4 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively. Expenses incurred under the operating lease agreements was $4.6 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively. Operating lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

NOTE N — BUSINESS COMBINATION

On January 7, 2020 the Company acquired all of the outstanding shares of Aircraft Composite Technologies, Inc. (“ACT”), a Florida corporation located in Miami, Florida, for $17.0 million in cash. The results of ACT operations have been included in the condensed consolidated financial statements since the acquisition date. All assets and liabilities of ACT were recorded at their fair market value, and to the extent that the purchase cost exceeded the fair market value of the net assets, that excess was recorded as goodwill, all of which is deductible for federal income tax purposes. The goodwill is attributable to the general reputation of the business and the collective experience of ACT’s management and employees. This business operates as part of our Tech Ops segment. ACT’s revenues and income from operations for the three months ended September 30, 2020 were $1.3 million and $0.1 million, respectively, and from January 7, 2020 through September 30, 2020 were $5.3 million and $1.2 million, respectively. The purchase price for ACT was allocated as follows (in thousands):

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

The acquisition of ACT did not have a material impact on the consolidated results of operations for the three- and nine-month period ended September 30, 2020.

NOTE O — STOCKHOLDERS’ EQUITY

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

Upon the consummation of the Merger, holders of AerSale Aviation’s common stock received shares of the Company’s common stock at $10.00 per share as merger consideration. The Company’s common stock consist of $0.0001 par value, 200,000,000 shares authorized, of which 42,949,261 shares were issued and outstanding as of September 30, 2021.

Earn-Out Shares

Upon consummation of the Merger and in each case on or prior to the fifth anniversary of the Closing, the pre-closing holders of AerSale Aviation’s common stock and the holders of in-the-money SARs (as defined in the Merger Agreement) received a contingent right to receive up to 3,000,000 additional shares of the Company’s common stock. Additionally, certain pre-closing holders of AerSale Aviation’s common stock received a contingent right to receive 746,876 shares of the Company’s common stock. Effective February 8, 2021, the contingency event related to the Minimum Target Earn-Out Shares was met and 1,855,634 shares were issued. Subsequent to September 30, 2021, the contingent event related to the Maximum Target Earn-Out Shares was met and 1,854,169 shares were subsequently issued.

The Company determined the Earn-Out Shares to be classified as equity under ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” as the contingent right is indexed to the Company’s stock and accordingly, the accrual of the Earn-Out shares as of September 30, 2021 had no impact on the Company’s consolidated financial statements.

Unvested Founder Shares

Upon the Merger, certain pre-closing holders of AerSale Corporation’s common stock agreed to defer the vesting of an aggregate of 700,000 shares (the “Unvested Founder Shares”), half of which will vest at such time as the Minimum Target (as defined in the Merger Agreement) and the other half of which will vest at the Maximum Target (as defined in the Merger Agreement). Effective February 8, 2021, the contingency event related to the Minimum Target was met and half of the Unvested Founder Shares vested. Subsequent to September 30, 2021, the contingent event related to the Maximum Target was met and the other half of the Unvested Founder Shares vested.

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

Restricted stock unit activity under the 2020 Plan for the nine months ended September 30, 2021 was as follows

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2020	—	$—	—
Granted	1,702,280	10.10	2.24
Forfeited	(2,210)	12.46	2.40
Outstanding September 30, 2021	1,700,070	$10.10	2.24

The Company’s restricted stock units include 1,595,000 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones, while the remaining 105,070 awards vest over a period ranging from one to three years.

For the restricted stock unit awards granted under the 2020 Plan containing both service and performance conditions, the Company recognizes compensation expense when the awards are considered probable of vesting.  Restricted stock units are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employee have been established.  The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

For the three and nine months ended September 30, 2021, the Company recognized share-based compensation expense for the performance-based awards of $8.5 million, given that the achievement of the performance milestones have been deemed probable for accounting purposes.

2020 Employee Stock Purchase Plan

The Company also maintains a 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. The Company has not issued shares pursuant to the ESPP as of September 30, 2021.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis together with the financial statements and related notes including Part II, Item 7 of AerSale’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the Annual Report.

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

We focus on mid-life Flight Equipment and monetize them through our Asset Management Solutions segment. Asset Management Solutions’ activities include monetization of assets through the lease or sale of whole assets, or through disassembly activities in support of our USM-related activities. Our monetizing services have been developed to maximize returns on mid-life Flight Equipment throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at its retirement. We accomplish this by utilizing deep market and technical knowledge related to the management of Flight Equipment sales, leasing and MRO services. To extract value from the remaining flight time on whole assets, we provide flexible short-term (generally less than five years) leasing solutions of Flight Equipment to passenger and cargo operators across the globe. Once the value from the Flight Equipment’s flight time has been extracted, Flight Equipment is considered to be at or near the end of its useful life and is analyzed for return maximization as either whole asset sales or disassembled for sale as USM parts. Revenues from this segment are segregated between Aircraft and Engine depending on the asset type that generated the revenue. Lease revenues and the related depreciation from aircraft and engines installed on those aircrafts is recognized under the Aircraft category. Revenues from sales of whole aircraft and related cost of sales are allocated between the Aircraft and Engine categories based on the allocated cost basis of the asset sold.

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

Impact of COVID-19

COVID-19 was declared a global health pandemic by the World Health Organization. Early in March 2020, as we began to see the impacts to its customers, the Company took decisive actions to position itself for the short-term impacts of COVID-19, while allowing the Company the flexibility to quickly pursue the opportunities that would follow. The Company cancelled approximately $20.0 million of feedstock opportunities under negotiation, as it evaluated the impacts of COVID-19 on asset valuations. The Company also reexamined its structure and executed measures in 2020 to adjust the business through strategic headcount reductions and suspension of various other initiatives to reduce costs by over $20.0 million on an annualized basis.

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

Results of Operations

Three months ended September 30, 2021 and 2020

Sales and gross profit for our two business segments for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Percent Change
Revenue
Asset Management Solutions
Aircraft	$15,204	$20,979	(27.5)%
Engines	33,672	8,673	288.2%
	$48,876	$29,652	64.8%
Tech Ops
MRO	$21,683	$26,516	(18.2)%
Product Sales	2,739	897	205.4%
	$24,422	$27,413	(10.9)%

Total	$73,298	$57,065	28.4%

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Percent Change
Gross Profit (Loss)
Asset Management Solutions
Aircraft	$6,729	$14,374	(53.2)%
Engines	10,084	4,343	132.2%
	$16,813	$18,717	(10.2)%
Tech Ops
MRO	$6,407	$7,686	(16.6)%
Product Sales	1,412	102	1,284.3%
	$7,819	$7,788	0.4%

Total	$24,632	$26,505	(7.1)%

Total revenues increased $16.2 million or 28.4% to $73.3 million for the three months ended September 30, 2021, from $57.1 million for the three months ended September 30, 2020, driven by an increase of $19.2 million, or 64.8%, within Asset Management Solutions, offset by a decrease of $3.0 million, or 10.9%, within Tech Ops.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $19.2 million or 64.8%, to $48.9 million for the three months ended September 30, 2021, from $29.7 million for the three months ended September 30, 2020. This was primarily due to a $25.0 million, or 288.2%, increase in revenues from Engines; offset by a $5.8 million, or 27.5%, decrease in revenues from Aircraft. The increase in Engines revenues is primarily attributable to increased activity in the RB211 and PW4000 product line as a result of higher flight equipment sales in the amount of $22.5 million, and higher USM part sales in the PW4000 and CFM56 product lines totaling $2.3 million. The decrease in Aircraft revenue is primarily attributable to end-of-lease maintenance settlements in the amount of $10.8 million during the three months ended September 30, 2020, partly offset by activity in the B757 product line due to higher trading volume in the amount of $4.9 million. The reductions in leasing revenues is attributable to the global decrease in demand for flight hours in response to the COVID-19 pandemic.

Cost of sales in the Asset Management Solutions segment increased $21.2 million or 193.7%, to $32.1 million for the three months ended September 30, 2021, compared to $10.9 million for the three months ended September 30, 2020. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in the Asset Management Solutions segment decreased $1.9 million, to $16.8 million for the three months ended September 30, 2021, from $18.7 million for the three months ended September 30, 2020. The margin decrease is mainly attributable to higher margins generated for the three months ended September 30, 2020 as a result of USM sales in various platforms where costs had been fully recaptured and end-of-lease maintenance settlements in the amount of $10.8 million.

Aircraft gross profit margins decreased to 44.3% for the three months ended September 30, 2021, from 68.5% for the three months ended September 30, 2020 due to end-of-lease maintenance settlements recognized during the three months ended September 30, 2020. Engines gross profit margin was 29.9% for the three months ended September 30, 2021, a decrease from 50.1% for the three months ended September 30, 2020, which was primarily the result of fluctuations on the USM product mix.

Tech Ops

Our revenue from Tech Ops decreased by $3.0 million or 10.9%, to $24.4 million for the three months ended September 30, 2021, compared to $27.4 million for the three months ended September 30, 2020. The decrease was primarily driven by higher volume of new inductions during the three months ended September 30, 2020 due to high demand for our maintenance and storage programs, including preservation work, as a result of the increase in fleet groundings related to COVID-19.

Cost of sales in Tech Ops decreased $3.0 million or 15.4%, to $16.6 million for the three months ended September 30, 2021, from $19.6 million for the three months ended September 30, 2020, which is directly related to lower revenues noted above. Gross profit in Tech Ops remainded consistent at $7.8 million for the three months ended September 30, 2021 and 2020. The increase in gross profit is primarily attributable to an increase in Tech Ops part sales of $1.8 million which carry a higher gross profit margin offset by lower service revenues. Gross profit margin increased to 32.0% for the three months ended September 30, 2021 compared to 28.4% for the three months ended September 30, 2020, and was largely attributable to an overall change in the product mix and the higher margin sales from Engineered Solutions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.4 million, or 70.5% to $22.8 million for the three months ended September 30, 2021, as compared to $13.4 million for the three months ended September 30, 2020. The increase was mostly related to stock compensation of $8.7 million based on the probability of meeting performance targets. The remaining increase relates to higher supports costs associated with becoming publicly traded.

Payroll Support Program Proceeds

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and is intended to assist the economy by issuing a relief package to preserve jobs in industries adversely impacted by the COVID-19 outbreak. On June 8, 2020, the Company entered into an agreement with the U.S. Department of the Treasury to receive $16.4 million in emergency relief through the CARES Act Payroll Support Program to be paid in installments. The proceeds of these grants are recorded within accrued expenses when received and are recognized as payroll support program proceeds in the condensed consolidated statement of operations over the periods that the funds are intended to compensate. During the three months ended September 30, 2021, no amounts were received or recognized under this program. During the three months ended September 30, 2020, we recognized $6.3 million under the CARES Act Payroll Support Program.

As part of the Payroll Support Program Extension Law, we entered into a new agreement with the U.S. Department of the Treasury on March 4, 2021 for the receipt of relief funds of $5.5 million, which had been fully received and recognized prior to the three-month period ended September 30, 2021.

As part of the American Rescue Plan Act of 2021 (“ARP”), we entered into a new agreement with the U.S. Department of the Treasury on April 16, 2021 for the receipt of relief funds of an additional $5.5 million, which had been fully received and recognized prior to the three-month period ended September 30, 2021.

In connection with the financial assistance we have received under the Payroll Support Program, we are required to comply with certain provisions of the CARES Act and ARP, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits and the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. In addition, we are subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, as well as limitations on the payment of certain employee compensation through April 1, 2023. These restrictions may affect our operations and if we do not comply with these provisions, we may be required to reimburse up to 100% of any previously received relief funds. As of September 30, 2021, we have been in compliance with these provisions.

Interest Expense

Interest expense decreased to $0.2 million for the three months ended September 30, 2021, as compared to $0.3 million for the three months ended September 30, 2020 and was primarily related to unused balance fees on the amended and restated revolving credit agreement (the “Revolving Credit Agreement”) as well as interest on the outstanding balance under this facility during the three month ended September 30, 2020.

Income Taxes

The effective tax rate from continuing operations for the three months ended September 30, 2021 was (222.7%) compared to 23.3% for the three months ended September 30, 2020. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended September 31, 2021 is primarily due to the impact of state income taxes, and non-deductible changes in the fair value of warrant liability and stock compensation.

Nine months ended September 30, 2021 and 2020

Sales and gross profit for our two business segments for the nine months ended in September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Percent Change
Revenue
Asset Management Solutions
Aircraft	$49,925	$45,819	9.0%
Engines	88,502	35,515	149.2%
	$138,427	$81,334	70.2%
Tech Ops
MRO	$78,116	$74,193	5.3%
Product Sales	7,111	4,029	76.5%
	$85,227	$78,222	9.0%

Total	$223,654	$159,556	40.2%

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$16,370	$9,110	79.7%
Engines	33,129	13,465	146.0%
	$49,499	$22,575	119.3%
Tech Ops
MRO	$22,481	$16,823	33.6%
Product Sales	3,225	265	1,117.0%
	$25,706	$17,088	50.4%

Total	$75,205	$39,663	89.6%

Total revenues increased $64.1 million or 40.2% to $223.7 million for the nine months ended September 30, 2021, from $159.6 million for the nine months ended September 30, 2020, driven by an increase of $57.1 million, or 70.2%, within Asset Management Solutions, and an increase of $7.0 million, or 9.0%, within Tech Ops.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $57.1 million, or 70.2%, to $138.4 million for the nine months ended September 30, 2021, from $81.3 million for the nine months ended September 30, 2020. This was primarily due to a $4.1 million, or 9.0%, increase in revenues from Aircraft, and a $53.0 million, or 149.2%, increase in revenues from Engines. The increase in Aircraft revenues is primarily attributable to increased activity in the B757 product line due to higher flight equipment sales in the amount of $25.3 million and an increase in USM part sales in the B767 and other various product lines, partially offset by lower leasing activity of $19.0 million primarily in the B747 product line. The increase in Engines revenues is primarily attributable to increased activity in the RB211 and PW4000 product line as a result of higher trading volume of $55.4 million, as well as higher USM sales of $6.0 million, partially offset by lower leasing in the CF6-80, V2500, PW4000, and CFM56 product lines totaling $8.0 million. The reductions in leasing activity is attributable to the global decrease in demand for flight hours in response to the COVID-19 pandemic.

Cost of sales in the Asset Management Solutions segment increased $30.1 million or 51.3%, to $88.9 million for the nine months ended September 30, 2021, compared to $58.8 million for the nine months ended September 30, 2020. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in the Asset

Management Solutions segment increased $26.9 million or 119.3%, to $49.5 million for the nine months ended September 30, 2021, from $22.6 million for the nine months ended September 30, 2020. The increase is mainly attributable to higher margins generated on flight equipment sales in the amount of $33.7 million and lower obsolescence reserves on inventory of $8.1 million for the nine months ended September 30, 2021.

Aircraft gross profit margins increased to 32.8% for the nine months ended September 30, 2021, from a gross profit reported of 19.9% for the nine months ended September 30, 2020 due to higher margin generated by flight equipment sales as noted above and lower inventory obsolescence reserves. Engines gross profit margins was 37.4% for the nine months ended September 30, 2021, a slight decrease from 37.9% for the nine months ended September 30, 2020, primarily due to fluctuations in the product mix.

Tech Ops

Our revenue from Tech Ops increased by $7.0 million or 9.0%, to $85.2 million for the nine months ended September 30, 2021, compared to $78.2 million for the nine months ended September 30, 2020. The increase was primarily driven by maintenance and storage programs, including preservation work, resulting from the increase in fleet groundings related to COVID-19. This work took place during the nine months ended September 30, 2021, but had a partial impact during the same period in 2020.

Cost of sales in Tech Ops decreased $1.6 million or 2.6%, to $59.5 million for the nine months ended September 30, 2021, from $61.1 million for the nine months ended September 30, 2020, which is directly related to improved margins on the heavy MRO business. Gross profit in Tech Ops increased $8.6 million or 50.4%, to $25.7 million for the nine months ended September 30, 2021, compared to $17.1 million for the nine months ended September 30, 2020. The increase in gross profit was primarily attributable to increased contributions from maintenance and storage programs. Gross profit margin increased to 30.2% for the nine months ended September 30, 2021 compared to 21.8% for the nine months ended September 30, 2020, and was largely attributable to an overall change in the product mix towards higher margin storage related maintenance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.5 million, or 30.7% to $53.1 million for the nine months ended September 30, 2021, as compared to $40.6 million for the nine months ended September 30, 2020. The increase was mostly related to stock compensation of $8.9 million based on the probability of meeting performance targets. The remaining increase relates to higher support costs associated with becoming publicly traded.

Payroll Support Program Proceeds

As part of the CARES Act, we received and recognized payroll support program proceeds of $3.7 million during the nine months ended September 30, 2021.

As part of the Payroll Support Program Extension Law, we received and recognized payroll support program proceeds of $5.5 million during the nine months ended September 30, 2021.

As part of the American Rescue Plan Act of 2021, we received and recognized payroll support program proceeds of $5.5 million during the nine months ended September 30, 2021.

As part of the CARES Act, we received and recognized payroll support program proceeds of $12.7 million during the nine months ended September 30, 2020.

Interest Expense

Interest expense decreased to $0.8 million for the nine months ended September 30, 2021, as compared to $1.3 million for the nine months ended September 30, 2020 and was primarily related to unused balance fees on the Revolving Credit Agreement as well as interest on the outstanding balance under that facility during the nine months ended September 30, 2020.

Income Taxes

The effective tax rate from continuing operations for the nine months ended September 30, 2021 was 26.0% compared to 24.3% for the nine months ended September 30, 2020. The difference between the effective tax rate and the statutory tax rate of 21% for the nine months ended September 31, 2021 is primarily due to the impact of state income taxes, and non-deductible changes in the fair value of warrant liability and stock compensation.

Financial Position, Liquidity and Capital Resources

As of September 30, 2021, we had $61.9 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. There were no borrowings during the nine months ended September 30, 2021. We had no outstanding balance on the Company’s Revolving Credit Agreement as of September 30, 2021, and we had $121.1 million of availability thereunder. We generated cash flows from operations of $26.4 million for the nine months ended September 30, 2021, and generated cash flows from investing activities of $5.9 million for the nine months ended September 30, 2021.

We believe our equity base, internally generated funds, and existing availability under our debt facility are sufficient to maintain our level of operations through September 30, 2022. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

Cash Flows— nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Cash Flows from Operating Activities

Net cash provided by operating activities was $26.4 million for the nine months ended September 30, 2021, compared to cash provided from operating activities of $20.0 million for the same period in 2020. The increase of $6.4 million was primarily due to higher net income and the sale of flight equipment and the timing of collections of lease and purchase deposits, offset by additional opportunities to purchase inventory.

Cash Flows from Investing Activities

Net cash provided by investing activities was $5.9 million for the nine months ended September 30, 2021, compared to cash used of $16.7 million in the same period for 2020. Cash provided from investing activities during the nine months ended September 30, 2021 is primarily related to the sale of flight equipment totaling $7.0 million, compared to cash used to acquire the ACT business unit during the nine months ended September 30, 2020 for a total of $17.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $0.3 million, compared to cash used of $3.4 million in the same period for 2020. The cash provided by financing activities for the nine months ended September 30, 2021 is driven by proceeds from the exercise of warrants. The cash used in financing activities for the nine months ended September 30, 2020 is primarily driven by repayment of long-term debt from available cash.

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

As of September 30, 2021, there was no outstanding balance under the Revolving Credit Agreement and we had $121.1 million of availability thereunder. We were in compliance with our debt covenants as of September 30, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021. Refer to Note M – Commitments and Contingencies within our Condensed Consolidated Financial Statements for a listing of our non-cancelable contractual obligations under operating leases.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Amended and Restated Credit Agreement, or the Credit Facility, which has variable interest rates tied to LIBOR. As of September 30, 2021, we had no outstanding variable rate borrowings under our Credit Facility. Therefore, a ten percent increase in the average interest rate affecting our variable rate debt outstanding as of September 30, 2021 would not have had a material impact on our interest expense, financial position or continuing operations.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three months ended September 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of September 30, 2021.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

ITEM 1A    RISK FACTORS

There are no material changes in the information reported under Part I – Item 1A “Risk Factors” contained in the Annual Report except as set forth below.

Our business could be adversely affected by the Delta variant of COVID-19.

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Delta variant of COVID-19, which appears to be the most transmissible variant to date, spread globally and, in the United States, COVID-19 cases remain elevated. Public health officials and medical professionals have warned that COVID-19 cases may spike, particularly if vaccination rates do not quickly increase or if additional potent disease variants emerge. It is unclear how long the resurgence will last, how severe it will be, and what safety measures governments will impose in response to it. If cases rise, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated. Even before the increases in cases, many individuals remained cautious about resuming activities. The long-term impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

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

Issuer Purchases of Equity Securities

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Monocle Acquisition Corporation on December 9, 2019).	8-K	001-38801	2.1	12/9/2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger	10-Q	001-38801	2.1	8/14/2020

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed by Monocle Acquisition Corporation on August 14, 2020).

2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.
3.4	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contined in Exhibits 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	November 09, 2021	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, Division President, TechOps and Director
(Principal Executive Officer)

Date:	November 09, 2021	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)