Form 10-K
period 2021-12-31
AerSale Corp
filed 2022-03-15
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 001-38801

AerSale Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	84-3976002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

255 Alhambra Circle, Suite
435 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

(305) 764-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ASLE	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	⌧
		Emerging growth company	☒

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of $12.46 for shares of the registrant’s common stock on The Nasdaq Global Market on June 30, 2021, was approximately $104 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of registrant’s common stock outstanding as of March 8, 2022 was 51,688,057.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our ordinary shares. The principal risks and uncertainties affecting our business include the following:

Risks Related to AerSale’s Business and Industry

●	the COVID-19 pandemic has had a material adverse impact on our business, operating results, financial condition and liquidity;
●	factors that adversely impact the commercial aviation industry;
●	reduction in demand for aircraft maintenance and repair services, used aircraft and aircraft engines and aircraft leasing and sales;
●	the fluctuating market value of our products;
●	our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults;
●	success at our maintenance, repair and overhaul (“MRO”) facilities is dependent upon continued outsourcing by the airlines;
●	shortage of skilled personnel or work stoppages;
●	loss of services from key employees;
●	risks from any improper conduct by our employees, agents, subcontractors, suppliers, business ventures or joint ventures in which we participate;
●	limitations on employee compensation and stock buy backs pursuant to the CARES Act;
●	the inability to obtain certain components and raw materials from suppliers;
●	the highly competitive nature of the markets we operate in;
●	risks associated with our international operations;
●	the risks from business acquisitions and integration of new businesses acquired;
●	the unique risks we encounter by supplying equipment and services to the U.S. government;
●	market fluctuations or an economic downturn could negatively impact our results of operations and liquidity needs;
●	our business could be negatively impacted by cyber or other security threats or disruptions;
●	the significant capital expenditures that may be required to keep pace with technological developments in our industry.

●	disruptions in supply chain;

●	potential insolvency of any of our customers;

●	the ability to continue to lease facilities at favorable rates;

●	lack of ownership of certain intellectual property and tooling that is important to our business;

●	our dependence on our facilities, which are subject to physical and other risks that could disrupt production;

Strategic and Financial Risks

●	our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us;

●	our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity;

●	further consolidation of customers and suppliers in our markets;

●	possible goodwill and other asset impairments;

●	interest rate risk from elimination of the London Inter-bank Offered Rate (“LIBOR”) as a benchmark interest rate;

Legal and Regulatory Risks

●	we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation;
●	the liens of Flight Equipment could exceed the value of such Flight Equipment;
●	the extensive environmental requirements with which we must comply;
●	current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims not adequately covered by insurance

●	global climate change, or by legal, regulatory or market responses to such change;

Risk Factors Related to our Common Stock

●	depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur;

●	the fact that we do not intend to pay dividends on our common stock for the foreseeable future;

General Risk Factors

●	risks related to being a public company; and

●	acts of terrorism or acts of God.

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

Upon the consummation of the Merger: (a) Merger Sub 1 was merged with and into Monocle, with Monocle surviving the merger as a wholly-owned direct subsidiary of the Company (the “First Merger”), and (b) Merger Sub 2 was merged with and into AerSale Aviation, with AerSale Aviation surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Second Merger”). In connection with the closing of the Business Combination (the “Closing”), AerSale Aviation changed its name from “AerSale Corp.” to “AerSale Aviation, Inc.” and the Company changed its name from “Monocle Holdings Inc.” to “AerSale Corporation.” Immediately following the Merger, the Company contributed all of its ownership in Monocle to AerSale Aviation which continued as a wholly owned subsidiary of the Company.

Overview

Our mission is to provide full-service support to owners and operators of mid-life commercial aircraft who lack the infrastructure and/or expertise to cost effectively maintain such aircraft during the second half of their operating life through their retirement from service. By providing a one-stop shop that integrates multiple service and product offerings, we save our customers time and money, while providing value to our shareholders through our operating efficiency. We were founded in 2008 by Nicolas Finazzo and Robert B. Nichols as a platform to serve the aviation aftermarket. In early 2010, we partnered with private equity firm Leonard Green & Partners, L.P. to scale our business and finance the creation of a purpose built and fully integrated aviation company. Since our founding, we have established a global footprint and scalable platform for growth.

Our business is comprised of two reporting segments: Asset Management Solutions and Technical Operations (“TechOps”), which, taken together, provide comprehensive support to owners and operators of used commercial aircraft.

Asset Management Solutions

Our Asset Management Solutions segment, which represented approximately 68% of our revenue during the fiscal year ended December 31, 2021, and 47% of our revenue during the fiscal year ended December 31, 2020, acquires mid-life commercial aircraft and engines (“Flight Equipment”) from airlines and leasing companies as feedstock to support our business activities. Asset Management Solutions activities include the sale and lease of aircraft and engines, as well as the disassembly of these assets for component parts (used serviceable material, “USM”) that can be utilized to support third-party sales and lower the cost to maintain our portfolio of leased assets. Our aircraft and engines generally provide highly customized full-service, short-term lease support, where an operator is provided with a turn-key piece of Flight Equipment that can meet customer’s specific needs. Our business model provides an alternative to the supply of new aircraft, engines and parts traditionally sold by original equipment manufacturers (“OEMs”), or delivered new and leased by pure-play aircraft and engine leasing companies. Because we have created the infrastructure to market through alternative channels, we are able to maximize financial returns on Flight Equipment by cost-effectively placing such assets in the secondary market for the balance of their operating life, and upon retirement from service, extracting their greatest residual value by disassembling Flight Equipment assets to the piece-part level for re-use as USM. We do this by utilizing our integrated business units to maximize the sum of each asset’s alternative revenue streams, ranging from their sale or lease as whole operating assets, down to utilizing their collective individual components to serve as USM feedstock or to lower our leasing and MRO operating costs. We also offer our integrated Asset Management Solutions services to third-party clients who lack the expertise and/or infrastructure to optimize their Flight Equipment investments. We lease engines and airframes primarily as a means of extracting value from the remaining operating life of an asset prior to disassembly for USM parts. We focus primarily on highly customized aircraft leases or short-term engine leasing where we can demand a lease premium; and utilize our USM and MRO capabilities to fully meet all maintenance needs, which allow us to fully monetize collected maintenance reserves. After disassembly, we utilize the pieces as low-cost spare parts feedstock to support our various other business segments, including USM part sales, and in conjunction with our third-party maintenance operations. Consequently, the vast majority of aircraft and engines that we have acquired have ultimately been disassembled for their USM parts once the full value of their remaining operating life has been extracted.

TechOps

Our TechOps segment, which represented approximately 32% of our revenue during the fiscal year ended December 31, 2021, and 53% of our revenue during the fiscal year ended December 31, 2020, provides nose-to-tail maintenance, repair and overhaul (“MRO”) services on the most popular commercial aircraft, engines and components, that serve the passenger, cargo, and government sectors. Through our collective U.S.-based MRO facilities, we provide extensive maintenance and modification services for aircraft and their individual components. Our aircraft facilities located in Goodyear, Arizona, and Roswell, New Mexico, feature approximately 650,000 square feet of hangar space, from which we provide high-quality airframe MRO services, structural modification, conversions, and flight system upgrades, including disassembly and re-cycling operations for retiring aircraft. We additionally offer convenient long-term storage capacity for up to 650 aircraft in ideal dry-desert conditions.

At the individual component level, our facilities located in Miami, Florida, Rio Rancho, New Mexico, and Memphis, Tennessee, collectively offer specialized component MRO capabilities and services covering hydraulics, composites, pneumatics, fuel systems, electro-mechanical assemblies, interiors, painting, flight controls, nacelles, and landing gear for passenger, cargo and military aircraft applications.

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

Our ability to provide cost saving alternatives to support our customers across the entire range of Flight Equipment, from whole aircraft down to the individual component parts level, is crucial to our ability to drive value and profitability. By offering a comprehensive suite of products and services, we are able to enjoy a competitive edge in the marketplace as a “one-stop” source for full aircraft, engine and USM spare parts support, bundled with comprehensive MRO solutions. This integration of services facilitates significant cross-selling opportunities among our various business units, as many of our customers depend on the products and services provided by both our Asset Management Solutions and TechOps business segments. In totality, the breadth of these capabilities allows us to optimally service our customers’ needs, providing them increased fleet flexibility while reducing fleet downtime. Similarly, these capabilities lower the cost of ownership of our own Flight Equipment. At the same time, our participation in upstream aircraft and engine transactions also provides valuable market insights regarding operating fleet trends that feed our key downstream supply and demand modeling inputs, informing our MRO and USM parts investment decisions.

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

Growth Strategies

We intend to pursue opportunities that are well aligned with our existing capabilities and which will continue to differentiate our business.

●	Broaden MRO Capabilities. We will utilize our FAA “unlimited” repair station licenses to develop new capabilities, while augmenting brand loyalty with a growing range of MRO services to support our customers’ needs. The MRO segment is accretive to our Asset Management Solutions business and provides incremental opportunities to supplement our MRO customers with Flight Equipment and USM spare parts once we have established an initial MRO service relationship.
●	Expand Our Government Presence. Many of the commercial aircraft and engines for which we provide products and services have equivalent or derivative aircraft and engine platforms that are used by various branches of the military and civilian government agencies. As government funding is stable and uncorrelated with the commercial aviation cycle, we view this as an important growth market. We intend to increasingly focus on capturing additional USM parts sales in addition to MRO service opportunities, directly with these government customers, or through subcontracting arrangements with government contractors.
●	Introduce New Engineered Solutions. Our Engineered Solutions offerings provide a critical value-add for customers through the introduction of proprietary alternative products, repairs and modifications which we develop to enhance aircraft performance, reliability, safety, regulatory compliance, service life and cost-of-

ownership economics. The breadth of services and capabilities that we provide our extensive customer base promotes our early identification and development of new solutions to address their evolving needs. We will continue to invest in new Engineered Solutions that create value for our customers and are accretive to the expansion and profitability of our MRO operations. We believe that we are well positioned to develop and market these solutions given our deep knowledge of maintenance intensive mid-life aircraft, our broad range of engineering and MRO capabilities, and our extended market reach as a global provider of Flight Equipment sales, leasing, MRO and USM parts sales.
●	Expand Our Geographical Footprint. We believe the growth in the international aviation sector represents a compelling opportunity to leverage our existing capabilities to serve a broader set of foreign aircraft owners, operators, OEMs and MRO customers. As international fleets continue to grow in size and age in both established and emerging markets, we expect to play an increasing role in supplying Flight Equipment spares, MRO support, and USM parts to burgeoning markets that currently lack a mature infrastructure to meet this demand.
●	Pursue Strategic Acquisitions. Our business has grown organically and through acquisitions since our founding. We have a proven track record of successfully expanding our capabilities through acquisitions, including our acquisition of Great Southwest Aviation (rebranded as AerSale - Roswell) in 2010, Aero Mechanical Industries (rebranded as AerSale Landing Gear Solutions) in 2015, Goodyear Maintenance Facility in 2017 (rebranded as AerSale – Goodyear), Avborne Accessory Group (rebranded as AerSale Component Solutions) in 2018, Qwest Air Parts in 2019 and Aircraft Composite Technologies (rebranded as AerSale AeroStructures) in 2020. We will continue to evaluate opportunities to acquire businesses that meet our financial return profile and execute on these transactions where there is an opportunity to enhance our value proposition by integrating the operations of such businesses into our existing offerings of products and services.

Customers

We sell to more than 1,000 customers worldwide. Non-U.S. customers accounted for approximately 61% of our total revenue for 2021. Our principal customers are comprised of domestic and foreign passenger airlines, cargo operators and governmental agencies. We also sell our products and services to a broad range of companies that provide aftermarket Flight Equipment support services, including OEMs, MROs, financial sponsors and leasing companies.

We believe that the breadth of our MRO capabilities and supporting services create a compelling customer care and value proposition that fosters brand loyalty, and significantly contributes to the recurring nature of our business. In the year ended December 31, 2021, six of our top ten customers by revenue had been customers for five years or more, and 45% of revenue from our top 100 customers were sales utilizing more than one of our service offerings.

We primarily use the US Dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk.

Sales and Marketing

We employ a sales force of 43 individuals. We utilize a matrixed marketing approach, where our individual business segments dedicate resources to market directly to their respective customer audience, while our regional sales specialists co-market our combined product and service offerings to clients within their territories. Given the technical nature of our business, business unit-specific technical staff frequently participate in marketing presentations and campaign developments in support of marketing initiatives spanning the sale, lease and MRO of aircraft, engines and their components.

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

We believe that our “unlimited” airframe and component FAA repair station certifications, PMA authority, and deep technical expertise position us to efficiently identify and implement new Engineered Solutions and proprietary component repairs, which is an important differentiator of our business.

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

Our Asset Management Solutions segment competitors include AAR Corp., AerCap, Delta Air Lines, Inc., GA Telesis, LLC, Kellstrom Aerospace, Heico Corporation, Willis Lease Finance Corp. and Air Transport Services Group, LLC, while competitors to our TechOps segment include AAR Corp., Aviation Technical Services, Inc., HAECO Americas, MRO Holdings, Inc., ST Engineering North America, Air Transport Services Group, LLC, Delta Air Lines, Inc., TransDigm Group, MTU Aero Engines, Woodward, Inc., and Lufthansa Technik AG. Though our product and service offerings include certain aircraft and engine leasing activities, we do not view large pure-play aircraft and engine leasing companies as core competitors, as those companies are primarily centered around cost of capital and financial securitization products, and frequently choose to divest mid-life assets as they lack the technical and mechanical capabilities to deal with assets that have exited the OEM warranty periods.

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

Government Regulation

The FAA regulates the manufacture, repair and operation of all aircraft, including engines, components and parts, operated in the United States, to ensure that all aircraft and aviation equipment are continuously maintained in proper condition for safe operation. Similar rules and regulatory authorities exist in other countries. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance are required prior to installation of Flight Equipment components, including aircraft release into operating service. We operate six FAA/EASA certified repair stations, in addition to holding various other international airworthiness authority approvals, which are repair station facility specific. Our repair station facilities are required by the FAA to hold pertinent certification approvals for the products and MRO services that we provide for our customers, and we are required to adhere to all relevant FAA rules and regulations as a condition to maintaining those certifications.

Certain of our Engineered Solutions include products that are authorized by the FAA through issuance of STC approval for their respective application. Others involve proprietary repairs that we develop internally in compliance with authorities granted by the FAA under our “unlimited” repair station licensing for applicable airframe and engine component categories. We facilitate the production of certain of our Engineered Solutions through the manufacture of new parts in accordance with our FAA approved PMA certifications, as well as the manufacture of certain new replacement parts under our FAA repair station authorities. We also employ FAA certified personnel called Designated Airworthiness Representatives and Designated Engineering Representatives, to facilitate our MRO operations through the development and regulatory approval of specialized airframe and component designs, repairs, modifications, and installations. We rely on these FAA approvals to market our Engineered Solutions to third parties, as well as to utilize them on our own Flight Equipment. We believe the depth of technical and operational qualifications required to attain these FAA regulatory approvals constitute a significant barrier for competitors looking to compete with our Engineered Solutions offerings. One such product that is nearing STC is our offering designated as AerAware. AerAware™ is an Advanced Enhanced Flight Vision System (“EFVS”) solution that enables a pilot to ‘see’ through low visibility conditions by presenting advanced imaging technology along with real time aircraft primary flight systems data on an Elbit Systems/Universal Avionics SkyLens™ Head Wearable Display (HWD). The FAA has assigned STC project number ST16454AT-T for AerAware™, indicating the agency’s acceptance of AerSale’s STC application and the commencement of the STC certification process.

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

Intellectual Property

We believe our brand recognition is an important differentiator, and we maintain trademarks on “AerSale”, and on certain branded product offerings (e.g.; AerSafe ® active through 2031, AerTrak ® active through 2024).

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

Human Capital Resources

As of February 17, 2022, we employed 509 full-time employees worldwide, none of which are subject to a collective bargaining agreement. Approximately 98% of our employees are based in the United States. In addition to our full-time employees, we also employ approximately 359 contract workers, the majority of whom are located at our airframe maintenance facilities where they provide us with flexible staffing to meet customer demand.

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

Talent Management and Career Development

At AerSale, our talent management & career development programs prepare our employees for a rewarding and challenging experience. We want to ensure that each of our employees has the tools they need to succeed in their current role, while preparing them for the next step in their career. Management and Leadership curriculums are tailored based on each facility’s unique needs as well as the individuals’ needs. Our employees are encouraged to take advantage of our tuition reimbursement program to obtain professional and technical certifications or toward degree programs related to their career track. Our annual talent and performance review allows AerSale’s management team to identify emerging talent in the organization and develop a succession plan. By evaluating our workforce and needs we are able to provide opportunities for growth and professional fulfillment.

Diversity and Inclusion

We are a proud Equal Opportunity Employer. For over a decade, we have created employment opportunities in diverse communities. We believe that diversity is key to our success, and we foster a culture of inclusion. By creating an environment where employees feel embraced and appreciated, we believe that our employees will be motivated to excel and contribute to our continued success. We are confident that in leveraging our employee’s differences we can innovate and remain competitive in a dynamic and demanding industry.

We have a firm commitment to diversity and inclusion in our recruiting, hiring and promotion practices. Minority and female employees are encouraged to participate in career days, job fairs and programs in the communities in which we do business. As of December 31, 2021, the Company’s employee base includes 23.1% females and 48.50% minorities. We actively engage in recruiting fairs and efforts at various training institutions, especially those that have high minority and diverse enrollment rates. We conduct an annual assessment of diversity efforts to measure progress toward established goals. Every manager and leader is responsible for upholding these values and supporting the goals under our affirmative action plan.

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

Available Information

In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website at www.aersale.com. We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website at www.aersale.com/about/investor-relations. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq Stock Market rules concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

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

Risks Related to AerSale’s Business and Industry

The coronavirus (COVID-19) pandemic has had a material adverse impact on our business, operating results, financial condition, and liquidity, and the duration and extent of the pandemic could prolong or increase the adverse impact.

The COVID-19 pandemic has caused significant volatility in financial and other markets, which has raised the prospect of an extended global recession. The commercial aviation industry, including our operations, has been particularly and adversely impacted by the COVID-19 pandemic. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses has and continues to contribute to a general slowdown in the global economy, and if it continues for an extended period of time, it could have a material adverse impact to the businesses of our customers, suppliers and distribution partners, and could disrupt our operations. Changes in our operations in response to the COVID-19 pandemic or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in sales and product development efforts and our manufacturing and supply chain, as well as additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies. The spread of COVID-19 along with related travel restrictions and operational issues has caused a decrease in the demand for air travel and has resulted in lower demand from civil aviation customers for our products. Passenger airline traffic has declined significantly since March 2020, and we expect to continue to see reduced demand in our non-cargo commercial businesses. Moreover, if the COVID-19 pandemic continues to result in decreased worldwide commercial activity, it could eventually adversely affect the demand for airline cargo services. Reduced numbers of aircraft flying or flight hours negatively impacts the demand for many of our products and services, and any prolonged reduction could materially and adversely affect our business, operating results, financial condition, and liquidity. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business and the businesses of our customers and suppliers, as well as our results of operations and financial condition, and an extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

In addition, the ongoing COVID-19 pandemic continues to be a rapidly evolving situation mainly due to the recent surge in COVID-19 variants. In November 2021, a new Omicron variant of COVID-19 was detected in multiple countries, including the United States. Public health officials and medical professionals have warned that COVID-19 cases may spike, particularly if vaccination rates do not quickly increase or if additional potent disease variants emerge. It is unclear how long the resurgence due to the recent variants will last or the extent to which they will contribute to an increase in cases, and what safety measures governments will impose in response to such potential resurgences. If cases rise, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated. Even before the increases in cases due to the Delta and Omicron variants, many individuals remained cautious about resuming activities. The long-term impact of the new variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against these variants and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and overall financial condition.

Moreover, a prolonged epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our business. Any of these could have a material adverse effect on our business, financial condition or results of operations.

We have taken a number of actions in response to the decreased demand for certain products and services as a result of COVID-19, including reducing all non-essential spending. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether any of our facilities will experience more significant disruptions in the future.

We have also taken steps to improve our liquidity, including seeking financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Certain of our subsidiaries received $16.4 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program (“PSP1”) under the CARES Act, of which $12.7 million was received prior to December 31, 2020 and the remaining amount was received during the first quarter of 2021. As part of the Payroll Support Extension Law (“PSP Extension Law”), we entered into an agreement with the U.S. Department of the Treasury (“PSP2”) on March 4, 2021 and received relief funds of $5.5 million during 2021. Pursuant to the American Rescue Plan Act of 2021 (“ARP”), we entered into an agreement (“PSP3”) with the U.S. Department of the Treasury on April 16, 2021 and received relief funds of an additional $5.5 million during 2021. In connection with the financial assistance we have received under the Payroll Support Program, we are required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits. In addition, we are subject to provisions prohibiting the repurchase of our securities and the payment of dividends through September 30, 2022, as well as limitations on the payment of certain employee compensation through April 1, 2023. These restrictions may affect our operations and if we do not comply with these provisions, we may be required to reimburse up to 100% of any previously received relief funds. In particular, limitations on compensation may adversely impact our ability to attract and retain senior management or attract other key employees during this critical time. As of December 31, 2021, we were in compliance with all of these provisions.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us.

Supply chain disruptions could have adverse effects on our ability to provide certain services

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

A reduction in flight activity of aircraft both in the United States and abroad has resulted in, and may continue to result in, reduced demand for parts support and maintenance activities for the type of aircraft affected. Further, tight credit conditions negatively impact the amount of liquidity available to buy parts, services, and Flight Equipment. A deteriorating airline environment may also result in additional airline bankruptcies, and in such circumstances we may not be able to fully collect outstanding accounts receivable. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations. A slowdown in the global economy, or a return to a recession, would negatively impact the commercial aviation industry, and may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our ability to profitably manage mid-life Flight Equipment through the end of its life-cycles depends in part on our ability to successfully source acquisition opportunities of used Flight Equipment on favorable terms to provide feedstock for the sale of USM parts. Our inability to acquire Flight Equipment could adversely affect our financial condition or results of operations. Our business, financial condition, results of operations, and growth rates may be adversely affected by these and other events that impact the aviation industry, including the following:

●	deterioration in the financial condition of our existing and potential customers;
●	reductions in demand for used Flight Equipment;
●	increased in-house maintenance by airlines;
●	lack of new and/or USM parts in the marketplace;
●	climate change, environmental catastrophes and government regulations implemented to address them;
●	the COVID-19 pandemic;
●	acts of terrorism;
●	future outbreaks of infectious diseases such as the novel coronavirus; and
●	acts of God.

Our operating results vary, and comparisons to results for preceding periods may not be meaningful. Due to a number of factors, our operating results may fluctuate, including for the following reasons:

●	the COVID-19 pandemic;
●	the timing and number of purchases and sales of Flight Equipment;

●	the timing and amount of maintenance reserve revenues recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;
●	the termination, or announced termination of production, of particular types of Flight Equipment;
●	the retirement or announced retirement of particular aircraft models by aircraft operators;
●	seasonality of travel;
●	the operating history of any particular engine, aircraft or engine or aircraft model; and
●	the timing of necessary overhauls of Flight Equipment.

These risks may reduce our Flight Equipment utilization rates, lease margins, maintenance reserve revenues and proceeds from Flight Equipment sales, and may result in higher legal, technical, maintenance, storage, insurance and other costs related to repossession and Flight Equipment being off-lease. As a result of the foregoing and other factors, the availability of Flight Equipment for lease or sale periodically experiences cycles of oversupply and undersupply of given engine or aircraft models. The incidence of an oversupply of Flight Equipment may produce substantial decreases in lease rates and the appraised or resale value of aviation equipment and may increase the time spent and costs incurred to lease or sell Flight Equipment. We anticipate that fluctuations from period to period will continue in the future. As a result, we believe that comparisons to results for preceding periods may not be meaningful, and that results of prior periods should not be relied upon as an indication of our future performance.

Market values for our aviation products fluctuate, and we may be unable to recover our costs incurred with respect to engines, rotable components and other aircraft parts.

We make a number of assumptions when determining the recoverability of rotable components, engines, and other assets which are on lease, available for lease, or supporting our long-term programs. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, maintenance expenses, residual values, future demand, and future cash flows. Reductions in demand for these assets or declining market values, as well as differences between actual results and the assumptions we utilize in determining the recoverability of our Flight Equipment could result in impairment charges in future periods, which may have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Additionally, when a lessee of our Flight Equipment has protection under the U.S. Bankruptcy Code, creditors (including us) are automatically stayed from enforcing their rights. In the case of U.S.-certificated airlines, Section 1110 of the Bankruptcy Code provides certain relief to lessors of aircraft equipment. Section 1110 has been the subject of significant litigation, and we can give no assurance that Section 1110 will protect our investment in Flight Equipment in the event of a lessee’s bankruptcy. In addition, Section 1110 does not apply to lessees located outside of the United States, and applicable foreign laws may not provide comparable protection to us.

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

We are dependent on an educated and highly skilled workforce because of the complex nature of many of our products and services. Our ability to operate successfully and meet our customers’ demands could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel, including qualified licensed mechanics, to conduct our business, or if we experience a significant or prolonged work stoppage. The increasing competition for highly skilled and talented personnel could result in higher compensation costs, difficulties in maintaining a capable workforce, and leadership succession planning challenges. These and similar events may adversely affect our results of operations and financial condition.

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

We conduct business in a number of foreign countries, certain of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	military conflicts, civil strife, and political risks;
●	export regulations that could erode profit margins or restrict exports;
●	compliance with the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act of 2010, and other anti-bribery and anticorruption laws;
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	import and export duties and value added taxes;
●	foreign exchange risk;
●	transportation delays and interruptions;
●	uncertainties arising from foreign local business practices and cultural considerations; and
●	changes in United States policies on trade relations and trade policy, including implementation of or changes in trade sanctions, tariffs, and embargoes.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 and entered into force on May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and could significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets, increase restrictions on imports and exports between the United Kingdom and other countries and increase regulatory complexities. Asset valuations, currency exchange rates and credit ratings have been and may continue to be subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including with respect to trade relations could depress economic activity and restrict our access to capital.

Measures that we have or will adopt to reduce the potential impact of losses resulting from the risks of doing business internationally may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all.

The war in the Ukraine is creating an adverse climate for our business. The U.S. government has imposed enhanced export restrictions and controls on certain products and technology, as well as sanctions on certain industry sectors and parties in Russia, Belarus and parts of the Ukraine. The governments of other jurisdictions in which we may conduct business, such as the European Union, have also implemented sanctions or other restrictive measures. These sanctions and enhanced export controls, as well as any responses from Russia, could adversely affect the Company and/or our supply chain, business partners or customers, flight activity, demand for MRO and leasing services and the related macro environment. The economic and security conditions could also limit the Company’s ability to provide its services or products to certain customers, as well as limit its ability to receive payments.  The totality of these events, sanctions and restrictions may have a material adverse effect on our business, financial condition, liquidity and results of operations. These sanctions and restrictions may also jeopardize and adversely impact the availability and cost of insurance which covers any assets or operations that may be subject to these restrictions and enhanced sanctions.

Business acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

We have completed multiple acquisitions over the past few years, and have discussions with third parties regarding acquisitions on a regular basis. Acquisitions involve risks, including difficulties integrating operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. In addition, acquisitions often require substantial management resources, and have the potential to divert our attention from our existing business. For any businesses we may acquire in the future, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which may adversely affect our results of operations and financial condition.

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

In addition, because we contract directly with the U.S. government or act as a subcontractor to customers contracting with the U.S. government, we may be subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors to review performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be misclassified or inaccurately allocated to a specific contract are not reimbursable, and, to the extent already reimbursed, must be refunded. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business, and may adversely affect our results of operations and financial condition.

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

Cyber security threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information, business e-mail compromises, ransomware attacks, and other electronic security breaches, including at our customers, suppliers, subcontractors, and joint venture partners, that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. As a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce may function in a remote work environment, which could heighten the risk of these potential vulnerabilities.

The procedures and controls we utilize to monitor and mitigate these threats may not be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified, and may adversely affect our results of operations and financial condition or disruption of our ability to make financial reports and other public disclosures required of public companies.

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

We are subject to certain limitations on employee compensation, payment of dividends and stock buy backs pursuant to the CARES Act.

In connection with the financial assistance we have received and may in the future receive through the Payroll Support Program, and loan program under the CARES Act pursuant to the CARES Act, we are subject to certain limitations, including: (i) limitations on the payment of certain employee compensation through April 1, 2023, (ii) prohibitions on paying dividends to our stockholders through September 30, 2022; accordingly no dividend has been paid or will be paid by the Company, and (iii)  limitations on the Company or its affiliates from purchasing an equity security that is listed on a national securities exchange of the Company or any parent company through September 30, 2022. These restrictions will materially affect our operations, and we may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on compensation may adversely impact our ability to attract and retain senior management, or attract other key employees during this critical time.

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

Intellectual property litigation involves complex legal and factual questions which makes the outcome of any such proceedings subject to considerable uncertainty. Not only can such litigation divert management’s attention, but it can also expose us to damages and potential injunctive relief which, if granted, may preclude us from making, using or selling particular products or technology. Uncertainties resulting from our participation in intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. There could also be public announcements of the results of hearings, motions or interim proceedings or developments that could be perceived negatively by analysts or investors and the value of such intellectual property could be diminished. Accordingly, the market price of our common stock may decline. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could have a material adverse effect of our business, financial condition and results of operation.

If our subcontractors or suppliers fail to perform their contractual obligations, our contract profitability and our ability to win new contracts may be adversely affected.

We rely on subcontractors to perform a portion of the services we agree to provide our customers, and our suppliers provide necessary labor, inventory and component parts. A failure by one or more of our subcontractors or suppliers to satisfactorily provide on a timely basis the agreed-upon services or supplies may affect our ability to perform our contractual obligations. Deficiencies in the performance of our subcontractors and/or suppliers could result in liquidated damages or our customer terminating our contract for default. A termination for default could expose us to liability and adversely affect our financial performance and our ability to win new contract awards.

Strategic and Financial Risks

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

Restrictive covenants in the documents governing our existing and any future indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The documents governing our existing indebtedness contain, and the documents governing any future indebtedness will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The documents governing our existing indebtedness, among other things, limit our ability to:

●	incur or guarantee additional indebtedness;

●	make certain restricted payments or investments;

●	enter into agreements that restrict distributions from restricted subsidiaries;

●	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

●	enter into transactions with affiliates;

●	create or incur liens;

●	enter into sale/leaseback transactions;

●	merge, consolidate or sell substantially all of our assets; and

●	make certain investments and acquire certain assets.

The restrictions could adversely affect our ability to:

●	finance our operations;

●	make strategic acquisitions or investments or enter into alliances;

●	withstand a future downturn in our business or the economy in general;

●	engage in business activities, including future opportunities, that may be in our interest; and

●	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to obtain future financing or to sell assets could be adversely affected because substantially all of our assets have been pledged as collateral for the benefit of the holders of our indebtedness.

Unanticipated changes in our tax provision or exposure to additional income tax liabilities could affect our profitability.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability.

Further consolidation in the aerospace industry could adversely affect our business and financial results.

The aerospace and defense industry is experiencing significant consolidation, including our customers, competitors and suppliers. Consolidation among our customers may result in delays in the awarding of new contracts and losses of existing business. Consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to compete successfully. Consolidation among our suppliers may result in fewer sources of supply and increased cost to us.

Our financial results of operations could be adversely affected by impairment of our goodwill or other intangible assets.

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Changes in our estimates and assumptions could adversely impact projected cash flows and the fair value of reporting units. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually using available forecast information. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified. As part of management's annual evaluation, the quantitative analysis resulted in a conclusion that the fair value of our reporting units exceeded their carrying values; therefore, goodwill and other indefinite lived intangibles were not impaired. In the event there are deteriorations in business conditions or estimated cash flows beyond amounts previously or currently forecasted, there is a risk of future impairments on our goodwill balance.

Our exposure to variable interest rates, foreign currency exchange rates and swap counter party credit risk could materially and adversely affect our business, operating results and financial condition.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as LIBOR. Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. In addition, in July 2017, the U.K.’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cause LIBOR to cease to exist. The consequences of these developments cannot be entirely predicted, but could cause potential increases in interest rates on our floating debt rate. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies and other aspects of our business and financial results.

Legal and Regulatory Risks

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

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations. Our operations are subject to anti-corruption laws including the U.S. Foreign Corrupt Practices Act of 1977, as amended the (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. §201, the United Kingdom Bribery Act 2010, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We and certain of our customers operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anticorruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by the United States or other authorities could also have an adverse impact on our reputation, our business, financial condition and results of operations. Efforts to ensure that our business arrangements with third parties will comply with applicable aviation and aerospace laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities or our business arrangements with third parties could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices or the business practices of our customers who generate our revenues may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse . If our operations or the operations of our customers who generate our royalties are found to be in violation of any of these laws or any other governmental regulations, we or the customers who generate our revenues may be subject to significant criminal, civil and administrative sanctions, including monetary penalties, damages, fines, disgorgement, and imprisonment. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Our business and financial results may be affected by various litigation and regulatory proceedings.

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future. These proceedings have included, and in the future may include, matters involving personnel and employment issues, workers’ compensation, personal and property injury, disputes relating to acquisitions (including contingent consideration), governmental investigations and other proceedings. Some historical and current legal proceedings and future legal proceedings may purport to be brought as class actions on behalf of similarly situated parties including with respect to employment-related matters. We discuss legal proceedings in the “Commitments, Contingencies and Uncertainties” footnote to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. We cannot be certain of the ultimate outcomes of any such claims, and resolution of these types of matters, against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could have a material adverse effect on our business, financial condition, liquidity or results of operations.

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

In certain jurisdictions, a leased engine affixed to an aircraft may become an accession to the aircraft, such that the ownership rights of the owner of the aircraft supersede the ownership rights of the owner of the engine. If an aircraft is security for the owner’s obligations to a third-party, the security interest in the aircraft may supersede our rights as owner of the engine. This legal principle could limit our ability to repossess a leased engine in the event of a lessee’s bankruptcy or lease default while the aircraft with the engine installed remains in such a jurisdiction. We may suffer a loss if we are not able to repossess engines leased to lessees in these jurisdictions.

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

Compliance with federal, state, and local requirements relating to the discharge and emission of substances into the environment, the disposal of hazardous wastes, the remediation and abatement of contaminants, and other activities affecting the environment, have had and may continue to have an impact on our operations. Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies. Under specific environmental laws and regulations, we could be held responsible for all of the costs relating to any contamination at our past or present facilities and at third party waste disposal sites. If we fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. We cannot assess the possible effect of compliance with future environmental requirements, or of future environmental claims for which we may not have adequate indemnification or insurance coverage. If we were required to pay the expenses related to any future environmental claims for which neither indemnification nor insurance coverage were available, these costs and expenses may adversely affect our results of operations and financial condition.

Future regulatory developments in the United States and abroad concerning environmental issues such as climate change could adversely affect our operations, and increase operating costs. Additionally, through their impact on our customers, such regulations could reduce demand for our products and services. Actions may be taken in the future by the U.S. government, state governments within the United States, foreign governments, or the International Civil Aviation Organization (“ICAO”) to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to us and our customers are difficult to predict, but the impact to us and the aviation industry, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits, may adversely affect our results of operations and financial condition.

We may be adversely affected by global climate change, or by legal, regulatory or market responses to such change

Increasing stakeholder environmental, social and governance (ESG) expectations, physical and transition risks associated with climate change, and emerging ESG regulation and policy requirements may pose risk to our market outlook, financial outlook, cost of capital and global supply chain, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us, our products and/or services, or otherwise could negatively impact our business. The cost to comply with new and potential environmental laws and regulations could be substantial for the Company.

In October 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORISA is scheduled to be implemented through multiple phases beginning in 2021. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA will increase operating costs for us and our customers.

Risk Factors Related to our Common Stock

Our share price may be volatile, and an active, liquid trading market for our common stock may not continue.

There can be no assurance that the market price of our common stock will not decline below its present market price.  Additionally, an active trading market for our common stock may not be sustained. If an active and liquid trading market does not continue, our stockholders may have difficulty selling any of our common stock. Among other things, in the absence of a liquid public trading market:

●	you may not be able to liquidate your investment in shares of common stock;
●	you may not be able to resell your shares of common stock at or above the price attributed to them in the Business Combination;
●	the market price of shares of common stock may experience significant price volatility; and
●	there may be less efficiency in carrying out your purchase and sale orders.

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

We do not intend to pay dividends on our Common Stock in the foreseeable future.

We do not anticipate that we will pay any dividends on shares of our Common Stock in the foreseeable future. We intend to retain any future earnings to fund operations, to service debt and other obligations, and to use for other corporate needs. Further, our credit facilities and the CARES Act limit our ability to pay cash dividends.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.

We will remain an “emerging growth company” until the earlier of (1) the earliest of the last day of the fiscal year (a) following February 11, 2024, the fifth anniversary of us becoming a publicly-traded company, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

General Risk Factors

As a public company in the United States, we are subject to the Sarbanes-Oxley Act. We have determined our disclosure controls and procedures and our internal control over financial reporting are effective. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Section 404 requires management to establish and maintain a system of internal control over financial reporting. Annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must contain a report from management assessing the effectiveness of our internal control over financial reporting. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and our growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

If any of our customers were to become insolvent or experience substantial financial difficulties, our business, financial condition and results of operations may be adversely affected.

If any of the customers with whom we do business become insolvent or experience substantial financial difficulties, we may be unable to timely collect amounts owed to us by such customers, and we may not be able to sell the inventory we have purchased for such customers, which may adversely affect our results of operations and financial condition.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations or an economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, including tensions between Russia and Ukraine and Western countries, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future contribute to, increased volatility and diminished expectations for the economy and the markets. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

ITEM 1B          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2          PROPERTIES

Our principal executive office is in Miami, Florida. In addition to our headquarters, we have the following operating locations:

	Facility:	Primary Purpose:
•	Goodyear, Arizona	Aircraft MRO, Storage, Modification and Disassembly
•	Roswell, New Mexico	Aircraft MRO, Storage, Disassembly, and Distribution
•	Rio Rancho, New Mexico	Landing Gear MRO
•	Miami, Florida	Corporate Headquarters and Engineered Solutions Operations
Hydraulic, Pneumatic, Flight Control Surfaces, PMA operations, and Electro-Mechanical Component MROs
•	Sunrise, Florida	USM Sales and Shared Services
•	Memphis, Tennessee	USM Sales, Distribution and Component MRO
•	Dublin, Ireland	Flight Equipment Asset Management
•	Bridgend, United Kingdom	Regional Representative Sales Offices
•	Singapore	Regional Representative Sales Offices

Our Goodyear, Arizona and Roswell, New Mexico facilities are on airport locations at the Phoenix Goodyear Airport and Roswell International Air Center, respectively, and are two of our FAA-authorized repair station operations centers focusing on airframe aircraft maintenance and storage. Combined, they feature over 650,000 square feet of hangar space with a capability of dry desert long-term storage for up to 650 aircraft. In addition to having airframe maintenance service offerings at these facilities, we have four FAA-authorized repair station operations in our Rio Rancho, New Mexico, Memphis, Tennessee, and Miami, Florida facilities that provide component MRO service offerings. Collectively, these facilities support the operations of our TechOps segment.

We primarily distribute USM parts from our dedicated distribution warehouse located in Memphis, Tennessee, in addition to on-site bulk storage capacity at our Roswell, New Mexico facility. These facilities collectively provide more than 500,000 square feet of available space to efficiently manage our Flight Equipment inventories and facilitate support of our customers’ urgent spare part requirements with non-stop delivery capacity to destinations worldwide. Combined, these facilities support the operations of our AMS segment.

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

ITEM 5          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “ASLE”.

Holders of Record of our Common Stock

As of March 8, 2022, there were 5,298 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. Currently, the terms of the U.S. Treasury Department’s Payroll Support Program prohibit us from paying cash dividends through September 30, 2022. Accordingly, we are prohibited from declaring any cash dividends to holders of our common stock prior to that date. Additionally, our credit facility limits our ability to pay cash dividends.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During the quarter ended December 31, 2021, we did not repurchase any of our outstanding shares of common stock.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return for (i) our common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the S&P 500 Aerospace & Defense Index (“S&P A&D”) for the period from February 28, 2019, the first day Monocle’s common stock was traded following its initial public offering, through December 31, 2020. For the period between February 28, 2019 through December 22, 2020 the figures relate to Monocle’s common stock, and for the period between December 23, 2020 through December 31, 2020, the figures relate to AerSale Corporation’s common stock. The graph assumes an initial investment of $100 in Monocle’s common stock and in each of the S&P 500 and S&P A&D at the market close on February 28, 2019, and assumes reinvestment of dividends. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of AerSale Corporation under the Securities Act or the Exchange Act.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

ITEM 6         [RESERVED.]

ITEM 7          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated by AerSale because of the factors described in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements.” A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in our Annual Report on Form 10-K for the year ending December 31, 2020, filed with the SEC on March 16, 2021 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company

We operate as a platform for serving the commercial aviation aftermarket sector. Our top executives have on average over 30 years of experience in aircraft and engine (“Flight Equipment”) management, sales and maintenance services, and are supported by an experienced management team. We have established a global purpose built and fully integrated aviation company focused on providing products and services that maximize the value of Flight Equipment in the middle to end of its operating life cycle.

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

Our TechOps segment provides internal and third-party aviation services, including internally developed engineered solutions, full heavy aircraft maintenance and modification, component MRO, as well as end-of-life disassembly services. Our MRO business also engages in longer-term projects such as aircraft modifications, cargo and tanker conversions of aircraft, and aircraft storage. The TechOps segment also includes MRO services for landing gear, thrust reversers, hydraulic systems, and other aircraft components.

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

In addition to our aircraft and USM parts offerings, we develop Engineered Solutions consisting of Supplemental Type Certificates (“STCs”) that can be installed on existing Flight Equipment to improve performance, comply with regulatory requirements, or improve safety. An example of these solutions is the AerSafe® product line, which we designed and obtained Federal Aviation Administration (“FAA”) approval to sell as a solution for compliance with the FAA’s fuel tank flammability regulations. These products are proprietary in nature and function as non-OEM solutions to regulatory requirements and other technical challenges, often at reduced delivery time and cost for operators. In order to develop these products, we engage in research and development activities that are expensed as incurred.

Impact of COVID-19

COVID-19 has been declared a global health pandemic by the World Health Organization. Early in March 2020, as we began to see the impacts of the pandemic on our customers, the Company took decisive actions to position itself for the short-term impacts of COVID-19, while allowing the Company the flexibility to quickly pursue the opportunities that would follow. The Company cancelled approximately $20.0 million of feedstock opportunities under negotiation, as it evaluated the impacts of COVID-19 on asset valuations. The Company also reexamined its structure and executed measures in 2020 to adjust the business through strategic headcount reductions and suspension of various other initiatives to reduce costs by over $20.0 million on an annualized basis.

While the duration and extent of the COVID 19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, and future restrictions due to different strains or variants of COVID 19, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID 19 pandemic remains unknown.

Results of Operations

Sales and gross profit for AerSale’s two business segments for the years ended in December 31, 2021 and 2020 were as follows:

Year ended December 31, 2021 compared to the year ended December 31, 2020

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Percent Change
Revenue
Asset Management Solutions
Aircraft	$87,461	$53,639	63.1%
Engines	144,549	45,072	220.7%
	$232,010	$98,711	135.0%
TechOps
MRO	$99,899	$103,899	(3.8)%
Product Sales	8,528	6,328	34.8%
	$108,427	$110,227	(1.6)%

Total	$340,437	$208,938	62.9%

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$30,157	$11,914	153.1%
Engines	59,389	17,383	241.6%
	$89,546	$29,297	205.6%
TechOps
MRO	$28,133	$21,883	28.6%
Product Sales	1,713	1,609	6.5%
	$29,846	$23,492	27.0%

Total	$119,392	$52,789	126.2%

Total revenues for the year ended December 31, 2021 increased by $131.5 million or 62.9% compared to 2020, driven by an increase of $133.3 million, or 135.0%, within Asset Management Solutions partially offset by a decrease of $1.8 million, or 1.6%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased by $133.3 million to $232.0 million, or 135.0%, for the year ended December 31, 2021 compared to 2020, due to a $33.8 million increase in revenues from Aircraft, and a $99.5 million increase in revenues from Engines. The increase in Aircraft revenue is primarily attributable to increased activity in the B757 product line driven by Flight Equipment sales, which amounted to a total increase of $52.8 million compared to 2020, which was partly offset by lower leasing volume of $18.2 million driven by a one-time end-of-lease maintenance settlement in the amount of $10.8 million in 2020. The increase in Engines revenue is primarily attributable to increased activity in the RB211, CF6-80, and PW4000 product lines as a result of higher Flight Equipment sales and USM sales, for a total increase of $106.1 million, which was partially offset by lower leasing activity. The increase in Flight Equipment sales and USM sales for Aircraft and Engines is directly related to strategic asset acquisitions we carried out during 2020 and 2021, as we identified increased demand in product lines that served the cargo market as a result of the COVID-19 pandemic.

Cost of sales in Asset Management Solutions increased by $73.1 million to $142.5 million, or 105.2%, for the year ended December 31, 2021 compared to 2020. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in Asset Management Solutions increased by $60.2 million to $89.5 million, or 205.6%, for the year ended December 31, 2021 compared to 2020. The margin increase is mainly attributable to higher margins on Flight Equipment sales and USM sales of $64.7 million, as well as lower impact of inventory reserves and impairment of Flight Equipment recorded during the year ended December 31, 2021, which amounted to $6.4 million compared to $15.9 million in 2020, offset by a one-time end-of-lease maintenance settlement in the amount of $10.8 million in 2020.

Aircraft gross profit margins increased to 34.5% for the year ended December 31, 2021, from 22.2% for the year ended December 31, 2020, due to the impact of Flight Equipment’s sales which generated an average margin of 37.3%, as well as lower inventory reserves. Engines gross profit margins increased to 41.1% for the year ended December 31, 2021, from 38.6% for the year ended December 31, 2020, mainly due to the impact of Flight Equipment’s sales which generated an average margin of 43.5%, partly offset by the impact of USM sales due to fluctuations in the product mix.

TechOps

AerSale’s revenue from the TechOps segment decreased by $1.8 million to $108.4 million, or 1.6%, for the year ended December 31, 2021, compared to 2020. The decrease was primarily driven by a reduction in aircraft storage and related maintenance activities at our heavy MRO facilities as operators return their aircraft to service, as well as a shift in resources to support our cargo conversion projects on the B757 product line.

Cost of sales in TechOps decreased by $8.2 million to $78.6 million, or 9.4%, for the year ended December 31, 2021 compared to 2020 which is consistent with the sales decrease discussed above as well as improved margins on the heavy MRO business. Gross profit in TechOps increased $6.4 million to $29.8 million, or 27.0%, for the year ended December 31, 2021, compared to 2020. The increase in gross profit is primarily attributable to increased contributions from maintenance and storage programs. Gross profit margin increased to 27.5% for the year ended December 31, 2021 compared to 21.3% for the year ended December 31, 2020, and was largely attributable to an overall change in the product mix towards higher margin storage related maintenance and capacity efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $21.9 million to $77.5 million, or 39.3%, for the year ended December 31, 2021, as compared to 2020. The increase was mostly related to stock compensation of $12.7 million related primarily to performance-based equity awards. Based on the Company’s performance, the Company commenced its accrual of expenses related to these performance-based awards in the third quarter of 2021. The remaining increase relates to higher costs associated with becoming a publicly traded company.

CARES Act Proceeds

CARES Act Proceeds increased by $2.1 million to $14.8 million for the year ended December 31, 2021, as compared to 2020. The increase was mostly related to the additional proceeds related to the Payroll Support Extension Law and American Rescue Plan Act of 2021, which was enacted into law during 2021 and exhibited similar terms and provisions to the original Cares Act of 2020.

Unrealized loss on investments

AerLine Holdings, Inc. ("AerLine") was a consolidating VIE prior to August 31, 2018. Refer to Note R for additional disclosures. On August 31, 2018 AerLine sold the customer relationships of its operating company, XTRA Airways, in consideration for a 9.99% interest in the buyer (“Buyer”), which rolled into the equity interest of a larger holding company when the Buyer was acquired. On November 10, 2021, AerLine transferred this equity interest to us in settlement of trade amounts due totaling $5.4 million. Based on the deterioration of the Buyer’s financial condition noted by the Company in the fourth quarter of 2021, we recognized an unrealized loss on the investment of $5.4 million during the three month period ended December 31, 2021.

Change in fair value of warrant liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants was determined using the market price of the public warrants adjusted for their lack of liquidity. For the year ended December 31, 2021, we recorded a $2.9 million loss on the change in fair value of the warrant liability, compared to a $0.4 million loss in the prior year.

Interest Expense

Interest expense, net decreased by $0.7 million to $0.9 million for the year ended December 31, 2021, as compared to 2020 and was primarily related to lower outstanding balances under the Company’s revolving credit facility.

Income Taxes

The effective tax rate for the year ended December 31, 2021 was 24.4% compared to 16.3% for the year ended December 31, 2020. The increase in the effective tax rate was mainly a result of a favorable permanent difference related to transaction costs paid in 2020 that did not reoccur in 2021 and to an increase in the valuation allowance in 2021. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2021, was primarily due to the impact of state income taxes, a valuation allowance and permanent differences partially offset by the foreign derived intangible income deduction. The difference between the effective tax rate and the statutory tax rate of

21% for the year ended December 31, 2020, is primarily due to the impact of state income taxes, and permanent differences related to transaction costs and meals and entertainment expenses, amongst others.

Financial Position, Liquidity and Capital Resources

As of December 31, 2021, we had $130.2 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. There were no borrowings during the year ended December 31, 2021. We had no outstanding balance on the Company’s Revolving Credit Agreement as of December 31, 2021, and we had $113.9 million of availability as of the end of 2021. We generated cash flows from operations of $79.1 million for the year ended December 31, 2021, generated cash flows from investing activities of $13.2 million, and generated cash flows from financing activities of $8.6 million for the year ended December 31, 2021.

We believe our equity base, internally generated funds, and existing availability under our debt facility are sufficient to maintain our level of operations through December 31, 2022. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

Cash Flows—Year ended December 31, 2021 compared to Year ended December 31, 2020

Cash Flows from Operating Activities

Net cash provided by operating activities was $79.1 million for the year ended December 31, 2021 compared to cash used of $12.2 million for the same period in 2020. The increase of $91.3 million was primarily due to higher net income from the sale of Flight Equipment and the timing of collections of lease and purchase deposits, partially offset by a reduction in inventory as sales exceeded purchases for the year.

Cash Flows from Investing Activities

Net cash provided by investing activities was $13.2 million for the year ended December 31, 2021, compared to cash used of $21.1 million in the same period for 2020. Cash provided from investing activities during the year ended December 31, 2021 was primarily related to the sale of Flight Equipment totaling $17.1 million, compared to cash used to acquire the ACT business unit during the year ended December 31, 2020 for a total of $17.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $8.6 million, compared to cash provided of $45.2 million in the same period for 2020. The cash provided by financing activities for 2021 is driven by proceeds from the exercise of warrants. The cash provided by financing activities in 2020 is primarily driven by proceeds from the Merger with Monocle.

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

Effective March 12, 2021, we amended our Revolving Credit Agreement to increase our commitments under the Revolving Credit Agreement to a $150.0 million aggregate amount, subject to borrowing base limitations, and to extend the maturity date to March 12, 2024, subject to certain conditions.

As of December 31, 2021, there was no outstanding balance under the Revolving Credit Agreement, as amended, and we had $113.9 million of availability. We were in compliance with our debt covenants as of December 31, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021. Refer to Note Q – Commitments and Contingencies within our Consolidated Financial Statements in this Annual Report on Form 10-K for a listing of our non-cancelable contractual obligations under operating leases.

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Refer to Note A to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, for a listing of our significant accounting policies and estimates. The following is a summary of critical accounting estimates and additional information on the level of uncertainty regarding relevant changes to the estimates and assumptions.

Revenue Recognition

We measure revenue based on the consideration specified in a contract with a customer, and excludes any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Our performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to our customers. For service revenue, we utilize the input method of cost-to-cost to measure progress and recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. We make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs, and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results.

Changes in estimates and assumptions related to our arrangements are recorded using the cumulative catch-up method of accounting. The catch-up adjustment for the current year due to changes in revenue estimates did not have a material impact on our financial statements.

Inventory Cost

We record inventory at the lower of cost or market value. For purchases of whole aircraft and engines for sale or lease, cost is determined using the specific identification method whereby total cost is the cost paid, including certain asset acquisition costs that can be capitalized, to acquire such assets as a whole.

Additionally, we purchase certain whole aircraft and engines to disassemble and supply material for our engine and airframe USM inventory. For aircraft and engine parts that originate from such dismantled aircraft and engines, cost is determined using a ratio calculated based on the relationship of the cost of the dismantled aircraft or engine at the time of purchase to the total estimated sales value of the dismantled aircraft or engine at the time of purchase. At the time of sale, this ratio is applied to the sale price of each individual airframe and/or engine part to determine its allocated cost. At the time of sale, the sum of an individual part’s allocated cost and actual repair or overhaul costs incurred represent the total cost for such part. Inventory not expected to be sold within the operating cycle is classified as non-current inventory on the Consolidated Balance Sheets.

We evaluate this ratio periodically, and if necessary, update our sales estimates and make prospective adjustments to this ratio. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated sales value at the time of the review. Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of sales when associated parts are sold. During the year ended December 31, 2021, we adjusted the estimated return in certain product lines as a result of new material received into inventory as well as changes in demand for certain product lines. During the year ended December 31, 2021, we recorded an inventory reserve of $6.4 million mostly related to changes in projected demand for certain material driven by changing market conditions.

Goodwill

We test for impairment at least annually, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of an asset exceeds its carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

For purposes of reviewing impairment and the recoverability of goodwill, AerSale’s management must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit, including market multiples, discount rates, etc.

We performed our annual impairment analysis as of October 1, 2021 by performing a qualitative assessment, and considered factors such as the economy, industry trends, and company-specific factors and performance as an initial step in assessing the fair value of the reporting units. We concluded that the fair value of each reporting unit exceeded their carrying values, and thus no impairment charge was recorded.

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

Other intangible assets with indefinite and definite lives are assessed for impairment annually, or more frequently when events or circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition. AerSale performed a quantitative impairment analysis as of July 1, 2021 on the indefinite lived intangible assets and concluded there were no impairments.

We review the estimated lives and methods used to amortize other intangible assets annually. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual review; however, no significant changes to our estimates have occurred during 2021.

Impairment of Long-Lived Assets

On a quarterly basis, we monitor our Flight Equipment lease portfolio for events that may indicate that a particular asset may need to be evaluated for potential impairment. These events may include a decision to sell an asset (in whole or as USM parts), knowledge of specific damage to an asset, or supply/demand events that may affect our ability to lease an asset in the future. On an annual basis, even absent any such triggering event, we evaluate the carrying value of the assets in its Flight Equipment lease portfolio to determine if any impairment exists.

Impairment may be identified by several factors, including, comparison of estimated sales proceeds or undiscounted forecasted cash flows over the life of the asset with the asset’s book value. If the forecasted undiscounted cash flows are less than the book value, the asset is written down to its fair value. When evaluating for impairment, we group assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In our Flight Equipment portfolio, this is at the individual asset level (e.g., engine or aircraft), as each asset generates its own stream of cash flows, including lease rents, maintenance reserves and repair costs.

We make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists. Those estimates, and the underlying assumptions, are as follows:

●	Fair value – We determine fair value by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors such as current data from airlines, engine manufacturers, and MRO providers as well as specific market sales and repair cost data.
●	Future cash flows – when evaluating the future cash flows that an asset will generate, we make assumptions regarding the lease market for specific asset models, including estimates of market lease rates and future residual values.

If the undiscounted forecasted cash flows and fair value of our long-lived assets decrease in the future, we may incur impairment charges.

Inventory, which consists of complete aircraft and engines held for sale, as well as related parts, is valued at the lower of cost or market value. An impairment charge for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical sales patterns, and future sales expectations. We did not record an impairment of our Flight Equipment during the year ended December 31, 2021.

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note B to AerSale’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Amended and Restated Credit Agreement, or the Credit Facility, which has variable interest rates tied to LIBOR. As of December 31, 2021, we had no outstanding variable rate borrowings under our Credit Facility. Therefore, a ten percent increase in the average interest rate affecting our variable rate debt outstanding as of December 31, 2021 would not have had a material impact on our interest expense, financial position or continuing operations.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions are denominated in local currency.  A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the year ended December 31, 2021.

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AERSALE CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AerSale Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of AerSale Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017

Fort Lauderdale, Florida
March 15, 2022

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

Current assets:
Cash and cash equivalents	$130,188	$29,317
Accounts receivable, net of allowance for doubtful accounts of $1,692 and $1,652 as of December 31, 2021 and December 31, 2020	42,571	50,215
Inventory:
Aircraft, airframes, engines, and parts, net	81,759	85,192
Advance vendor payments	14,287	6,205
Due from related party	-	474
Deposits, prepaid expenses, and other current assets	2,724	7,560
Total current assets	271,529	178,963
Fixed assets:
Aircraft and engines held for lease, net	73,364	86,844
Property and equipment, net	7,350	7,839
Inventory:
Aircraft, airframes, engines, and parts, net	77,534	55,463
Deferred income taxes	10,013	5,708
Deferred financing costs, net	999	367
Deferred customer incentives and other assets, net	598	271
Due from related party	-	5,450
Goodwill	19,860	19,860
Other intangible assets, net	26,238	28,364
Total assets	$487,485	$389,129

Current liabilities:
Accounts payable	$19,967	$16,364
Accrued expenses	8,424	8,576
Income tax payable	3,443	1,324
Lessee and customer purchase deposits	33,212	2,820
Deferred revenue	2,860	2,595
Total current liabilities	67,906	31,679

Long-term lease deposits	2,053	1,145
Maintenance deposit payments and other liabilities	3,403	3,664
Deferred income taxes, net	1,113	—
Warrant liability	4,131	1,186
Total liabilities	78,606	37,674
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 51,673,099 and 41,046,216 shares	5	4
Additional paid-in capital	313,901	292,593
Retained earnings	94,973	58,858
Total stockholders' equity	408,879	351,455
Total liabilities and stockholders’ equity	$487,485	$389,129

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2021	2020	2019
Revenue:
Products	$209,881	$49,390	$170,566
Leasing	30,657	55,649	64,246
Services	99,899	103,899	69,389
Total revenue	340,437	208,938	304,201
Cost of sales and operating expenses:
Cost of products	139,475	49,890	131,671
Cost of leasing	9,804	24,244	29,217
Cost of services	71,766	82,015	58,264
Total cost of sales	221,045	156,149	219,152
Gross profit	119,392	52,789	85,049
Selling, general, and administrative expenses	77,498	55,635	59,814
Payroll support program proceeds	(14,768)	(12,693)	-
Transaction costs (recovered) incurred	-	(1,436)	3,177
Income from operations	56,662	11,283	22,058
Other income (expenses):
Interest expense, net	(980)	(1,645)	(3,006)
Other income, net	458	494	611
Unrealized loss on investment	(5,421)	-	-
Change in fair value of warrant liability	(2,945)	(388)	—
Total other expenses	(8,888)	(1,539)	(2,395)
Income before income tax provision	47,774	9,744	19,663
Income tax expense	(11,659)	(1,650)	(4,164)
Net income	36,115	8,094	15,499

Dividends attributable to preferred stockholders	-	-	34,633
Net income (loss) attributable to AerSale Corporation common stockholders	36,115	8,094	(19,134)

Earnings (Loss) per share - basic	$0.84	$7.85	$(516.98)
Earnings (Loss) per share - diluted	$0.76	$7.39	$(516.98)

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2021, 2020, and 2019

AerSale Corporation Stockholders

(in thousands, except share and per share data)

			Additional		Total
	Common stock		paid-in	Retained	stockholders’
	Amount	Shares	capital	earnings	equity
Balance at December 31, 2018	$1	5,285,054	$243,221	$34,549	$277,770
Cumulative effect of adjustment upon adoption of ASC 606 on January 1, 2019	-	-	-	716	716
Net income	-	-	-	15,499	15,499
Balance at December 31, 2019	$1	5,285,054	$243,221	$50,764	$293,985
Effect of reverse merger, net of closing costs of $10,742	4	35,656,859	48,330	-	48,334
Stock-based compensation	-	104,303	1,042	-	1,042
Net income	-	-	-	8,094	8,094
Balance at December 31, 2020	$4	41,046,216	$292,593	$58,858	$351,455
Issuance of Earn-Out shares	-	3,709,803	(694)	-	(694)
Shares issued upon exercise of warrants	-	807,114	9,282	-	9,282
Shares issued for cashless redemption of public warrants	1	6,079,966	(1)	-	-
Stock-based compensation	-	30,000	12,721	-	12,721
Net income	-	-	-	36,115	36,115
Balance at December 31, 2021	$5	51,673,099	$313,901	$94,973	$408,879

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$36,115	$8,094	$15,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,998	24,223	30,081
Amortization of debt issuance costs	494	740	802
Inventory reserve	6,942	13,651	5,557
Impairment of aircraft held for lease	-	3,036	-
Provision for doubtful accounts	212	212	55
Deferred income taxes	(3,192)	22	2,462
Change in fair value of warrant liability	2,945	388	-
Stock-based compensation	12,721	1,042	-
Unrealized loss on investment	5,421	-	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,868	(2,587)	(21,535)
Inventory	(35,672)	(55,275)	3,421
Deposits, prepaid expenses, and other current assets	5,475	3,374	(2,849)
Deferred customer incentives and other assets	(333)	56	23
Advance vendor payments	(8,090)	(2,958)	(251)
Accounts payable	3,603	(801)	3,772
Income tax payable	2,157	1,324	-
Accrued expenses	(1,280)	(1,697)	3,161
Deferred revenue	265	(5,894)	1,748
Lessee and customer purchase deposits	34,690	1,776	2,823
Other liabilities	(260)	(957)	687
Net cash provided by (used in) operating activities	79,079	(12,231)	45,456
Cash flows from investing activities:
Business acquisition	-	(16,976)	(26,081)
Proceeds from sale of assets	17,095	3,100	2,115
Acquisition of aircraft and engines held for lease, including capitalized cost	(2,383)	(5,128)	(36,479)
Purchase of property and equipment	(1,508)	(2,137)	(1,648)
Net cash provided by (used in) investing activities	13,204	(21,141)	(62,093)
Cash flows from financing activities:
Repayments of 8% Senior Secured Notes	-	(3,424)	(5,512)
Proceeds from Revolving Credit Facility	-	96,726	77,704
Repayments of Revolving Credit Facility	-	(96,726)	(77,704)
Cash paid for employee taxes on withholding shares	(694)	-	-
Proceeds from exercise of warrants	9,282	-	-
Proceeds from Merger	-	48,608	-
Net cash provided by (used in) financing activities	8,588	45,184	(5,512)

Cash flows from discontinued operations:
Net cash provided by operating activities	-	-	18,050
Net cash provided by discontinued operations	-	-	18,050
Increase (decrease) in cash and cash equivalents	100,871	11,812	(4,099)
Cash and cash equivalents, beginning of period	29,317	17,505	21,604
Cash and cash equivalents, end of period	$130,188	$29,317	$17,505

Supplemental disclosure of cash activities
Income taxes	8,340	2,650	8,529
Interest	595	855	2,296
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) equipment held for lease, net	(7,002)	6,228	(22,468)
Reclassification of amounts due from related party to investments	5,421	-	-

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-DESCRIPTION OF THE BUSINESS

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

Upon the consummation of the Merger: (a) Merger Sub 1 was merged with and into Monocle, with Monocle surviving the merger as a wholly-owned direct subsidiary of the Company (the “First Merger”), and (b) Merger Sub 2 was merged with and into AerSale Aviation, with AerSale Aviation surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Second Merger”). In connection with the closing of the Business Combination (the “Closing”), AerSale Aviation changed its name from “AerSale Corp.” to “AerSale Aviation, Inc.” and the Company changed its name from “Monocle Holdings Inc.” to “AerSale Corporation.” Immediately following the Merger, the Company contributed all of its ownership in Monocle to AerSale Aviation which continued as a wholly owned subsidiary of the Company.

The Company’s corporate headquarters are based in Miami, Florida, with additional offices, hangars, and warehouses globally.

Description of the Business

The Company is a worldwide provider of aftermarket commercial aircraft, engines, and their parts to airlines, leasing companies, manufacturers of original equipment, government and defense contractors, and repair and overhaul service providers. We focus on mid-life assets and monetize them through our Asset Management Solutions segment. Asset Management Solutions activities include monetization of the assets through leasing or sale of whole asset components, or through teardown activities in support of our Used Serviceable Material (“USM”) activities. Our monetizing services have been developed to maximize returns on mid-life commercial aircraft and engines (“Flight Equipment”) throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at their retirement. We do this by utilizing our deep market and technical knowledge in management of Flight Equipment sales, leasing and Maintenance, Repair, and Overhaul (“MRO”) activities. Beyond providing asset management services on our own Flight Equipment, we additionally provide asset management services to third-party clients complementing their infrastructure to optimize their Flight Equipment investments. While our offering to customers includes leasing of mid-life aircraft and engines, this service is offered in the context of a broader strategy to extract the maximum value from those assets. Frequently, we will offer a lease of an asset for the time period before its next scheduled overhaul (“green time”) on a short term or “spot” lease, with the intent of disassembling the asset at the conclusion of the lease. In turn, the vast majority of assets that we acquire are ultimately disassembled into parts once the remaining green time has been utilized.

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

On June 10, 2019, the Company acquired a USM distributor and certified repair facility, Qwest Air Parts, LLC (“Qwest”), a Florida limited liability company located in Memphis, Tennessee, for $26.1 million in cash. The results of Qwest operations have been included in the consolidated financial statements since the acquisition date. See Note T for further details.

NOTE B -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revision of Prior Period Financial Statements

During the quarter ended March 31, 2021, the Company identified and corrected immaterial errors that affected certain of its previously issued consolidated financial statements. These errors related to the misapplication of U.S. GAAP in connection with the classification of the Company’s private warrants as equity. The Securities and Exchange Commission (“SEC”) released a Public Statement on April 12, 2021 noting that when certain features common to warrants in SPAC transactions are included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following review of the SEC’s statement, the Company concluded that our private warrants do not meet the conditions to be classified as equity and instead, the private warrants meet the definition of a derivative under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.” This requires the Company to record the private warrants as a liability measured at fair value on the Company’s Consolidated Balance Sheets with the changes in fair value each period reported in earnings. As a result, the Company is revising its December 31, 2020 financial statements by recognizing the private warrants as a liability upon the consummation of the Business Combination on December 22, 2020 in the amount of $1.2 million with a corresponding reduction to additional paid-in capital and retained earnings of $0.8 million and $0.4 million, respectively. Additionally, the Company is revising its basic and diluted earnings per share for the year ended December 31, 2020 to $7.85 and $7.39, respectively.

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

As explained in Note R, the Company had previously determined that AerLine Holdings, Inc. (“AerLine”) was a VIE that the Company was required to consolidate. Effective August 31, 2018, the Company determined that AerLine ceased to meet the criteria for VIE consolidation under U.S. GAAP and therefore has deconsolidated the VIE. Prior to August 31, 2018, transactions between the Company and AerLine and its subsidiaries were eliminated upon consolidation.

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

Accounts Receivable

Accounts receivable include amounts receivable from customers for aircraft and engine parts sales, aircraft and engine basic and supplemental rents, and aircraft services. Contingent rents, also referred to as supplemental rent, and consumption of consignment inventory related to aircraft and engine parts that were earned or consumed, but unbilled, are also included in accounts receivable and totaled $0.8 and $0.6 million at December 31, 2021 and 2020, respectively.

The Company sells to a variety of customers worldwide. For certain transactions and customers not requiring payment in full prior to shipment of goods, the Company extends credit based on an evaluation of the customers’ financial condition. The Company monitors exposure to credit losses and maintains an allowance for doubtful accounts for estimated losses in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, amount of receivables in dispute, current receivables aging, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. A rollforward of the allowance for doubtful accounts is as follows (in thousands):

	2021	2020
Balance at beginning of year	$1,652	$1,545
Provision	212	212
Write-offs	(172)	(105)
Balance at end of year	$1,692	$1,652

On June 9, 2014, an aircraft leased to Air Indus suffered significant damage as the result of a terrorist attack. At that time, the Company recorded an impairment to the asset of $2.5 million to adjust the carrying amount to the estimated residual value of   $1.1 million. An insurance claim was filed and the insurance company is negotiating the final settlement owed to the Company. The Company has recorded an insurance receivable of $2.5 million, offsetting the impairment loss, which has been recorded in accounts receivable. In accordance with U.S. GAAP, the probable amount of the insurance recovery, limited to the amount of the loss recognized, was recorded as the insurance receivable. The Company believes that recovery of this insurance receivable is probable and is working with the insurer on settling the claim by negotiating the final settlement to the Company.

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

The Company evaluates this ratio periodically, and if necessary, updates sales estimates and makes prospective adjustments to this ratio on a product line basis. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated sales value at the time of the review. The Company recorded additional inventory reserves due to this LCM valuation, which is reflected as a component of cost of products in the Consolidated Statements of Operations. These additional inventory reserves were as follows (in thousands):

	Year ended December 31,
	2021	2020
Inventory reserves	$6,416	$13,064

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

The carrying value of inventory is reviewed regularly, giving consideration to factors such as its physical condition, sales patterns, and expected future demand to estimate the amount necessary to write down our slow-moving, obsolete, or damaged inventory. Such inventory may be held for periods beyond one year. The Company recorded inventory scrap losses which are reflected as a component of cost of products in the accompanying Consolidated Statements of Operations. These scrap losses are as follows (in thousands):

	Year ended December 31,
	2021	2020
Scrap loss reserves	$526	$587

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 3 to 15 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized.

Investments

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured at cost and adjusted for impairments or observable price changes. We perform a qualitative assessment on an annual basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Impairment charges are presented under “Unrealized loss on investment” within the Consolidated Statements of Operations.

Goodwill

In accordance with ASC 350, “Intangibles — Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. Our annual assessment date for goodwill is October 1st.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit, including market multiples, discount rates, etc.

The Company performed a qualitative impairment analysis as of October 1, 2021 on the goodwill for the Asset Management Solutions and TechOps segments, and updated through December 31, 2021, concluding that the fair value of each reporting unit exceeded their carrying values, and thus no impairment was recorded. As a result of the COVID-19 pandemic and its impact on the aviation industry, AerSale performed a qualitative impairment analysis as of June 30, 2020. The Company also performed a quantitative impairment analysis as of October 1, 2020 on the goodwill for the Asset Management Solutions and TechOps segments, and concluded the fair value of each reporting unit exceeded their carrying values, and thus no impairment charges were recorded.

Customer Relationships and Other Intangible Assets

Intangibles arising from business combinations, including customer relationships and FAA certificates are initially recorded at fair market value. Customer relationships are amortized over ten years. Straight-line amortization is utilized. Where there are no legal, regulatory, contractual, or other factors that would reasonably limit the useful life of an intangible assets, that asset is classified as indefinite lived and such intangible assets are not amortized.

Other intangible assets with indefinite lives are assessed for impairment annually, or more frequently when events or circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition. Our annual assessment date for indefinite lived intangible assets is July 1st. The Company performed a quantitative impairment analysis as of July 1, 2021 and 2020 on the indefinite lived intangible assets and concluded there were no impairments.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include, but are not limited to, prolonged industry downturns, a significant decline in the Company’s market value, and significant reductions in the Company's projected cash flows. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As a result of COVID-19 pandemic, the Company performed an impairment analysis on the property, plant and equipment as of June 30, 2020 and concluded there was no impairment.

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

Revenue Recognition

Products — Used Serviceable Material (“USM”) Sales

Revenues from sales of USM are measured based on consideration specified in a contract with a customer, and excludes any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. Title passes to the buyer when the goods are shipped, and the buyer is responsible for any loss in transit, and the Company has a legal right to payment for the spare parts once shipped. We generally sell our USM products under standard 30-day payment terms, subject to certain exceptions. Customers neither have the right to return products nor do they have the right to extended financing. The Company has determined that physical acceptance of the spare parts to be a formality in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”).

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

Share Based Compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718, “Compensation—Stock Compensation.” Under ASC 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and, for those awards subject only to service conditions, the Company recognizes the costs on a straight-line basis over the requisite service period for the entire award the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance and service conditions, we begin recording share-based compensation when achieving the performance criteria is probable and we recognize the costs using the accelerated attribution method.

The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amount will be recorded as a cumulative adjustment in the period estimates are revised. Changes in the Company’s estimates and assumptions may cause us to realize material changes in share-based compensation expense in the future.

The Company has issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before the Company begins recording share-based compensation expense. When the performance-based vesting criteria is considered probable, the Company begins to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed.

The Company applies ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards.

Sales Taxes

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenue or expenses.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company’s common stockholders by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares.

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

The Company records interest and penalties related to unrecognized tax benefits in the income tax provision. The VIE was not included in the consolidated tax return of the Company. See Note M for more information about income taxes.

New Accounting Pronouncements Adopted

On May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”, and most industry specific guidance. We adopted this ASU on January 1, 2019 using the modified retrospective method. Refer to Note D for the impact of this change. This ASU does not apply to revenues from leasing activity, which will fall under “Leases (Topic 842)”, noted below.

On December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies U.S. GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company adopted ASU 2019-12 on its consolidated financial statements in 2020.

In 2021, the Financial Accounting Standards Board issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU will require certain disclosures about the significant terms and conditions of material government assistance agreements in order to provide more consistent information to users of the financial statements. This standard is effective for annual reporting periods beginning after December 15, 2021, and early adoption is permitted. We determined that our material government assistance agreements are the payroll support program agreements under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the program extensions, and we adopted the new standard in 2021. See Note B where we reflect the requirements of this new standard as it relates to the payroll support program.

On January 7, 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate (“LIBOR”) to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2022, any new hedging relationships entered into after December 31, 2022, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2022, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the year ended December 31, 2021.

On October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Asset and Contract Liabilities from Contracts with Customers which intends to simplify the accounting for acquired revenue contracts with customers in a business combination and to also remove inconsistencies in this topic related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU No. 2021-08 allows an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in a similar manner to how they are recorded on the acquiree's financial statements at book value. This guidance is applicable to all business combinations occurring after the effective date and has been early adopted by the Company.

New Accounting Pronouncements Not Yet Adopted

On February 2016, FASB issued “Leases (Topic 842)”, which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Topic 842 will be effective for the Company for the annual period beginning on January 1, 2022, the impact of which will be recorded retroactively at the beginning of the period of adoption through a cumulative-

effect adjustment. We plan to elect the practical expedients, which permits us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases and (iii) indirect costs for any existing leases. In addition, we have elected the practical expedients to not separate lease and non-lease components for both lessee and lessor relationships and to not apply the recognition requirements to leases with terms of less than 12 months. The preliminary impact of our adoption, assuming no changes in our leasing arrangements, is estimated to result in the recognition of operating lease right of use assets of approximately $13.8 million and lease liabilities of approximately $14.9 million on January 1, 2022. We are continuing our assessment, which may identify additional impacts that Topic 842 could have on our financial statements.

On June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 will become effective for the Company beginning January 1, 2023, with early adoption permitted, on a modified retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Under this standard, issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard, but does not expect it to have a material impact on the Company's financial statements or disclosures.

CARES Act

The Company has also taken steps to improve our liquidity, including seeking financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Certain of the Company’s subsidiaries have received $16.4 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program (“PSP1”) under the CARES Act, of which $12.7 million was received prior to December 31, 2020 and the remaining amount was received during the first quarter of 2021. As part of the Payroll Support Extension Law (“PSP Extension Law”), the Company entered into an agreement with the U.S. Department of the Treasury (“PSP2”) on March 4, 2021 for the receipt of relief funds of $5.5 million during 2021. Pursuant to the American Rescue Plan Act of 2021 (“ARP”), we entered into an agreement (“PSP3”) with the U.S. Department of the Treasury on April 16, 2021 and received relief funds of an additional $5.5 million, bringing the total to $14.7 million during 2021.

In connection with the financial assistance the Company has received under the Payroll Support Program, it is required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. The agreement requires the Company to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, the Company is subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, as well as limitations on the payment of certain employee compensation through April 1, 2023. These restrictions may affect the

Company’s operations and if the Company does not comply with these provisions, it may be required to reimburse up to 100% of any previously received relief funds. In particular, limitations on compensation may adversely impact our ability to attract and retain senior management or attract other key employees during this critical time. As of December 31, 2021, we have been in compliance with all of the provisions of the CARES Act.

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

During the year ended December 31, 2021, one customer accounted for 14% of total revenue, which was related to a nonrecurring transaction that was collected during the year. No such concentration existed for the year ended December 31, 2020. During the year ended December 31, 2019, a separate customer accounted for 17% of total revenue, which was collected during the year. No customer made up more than 10% of our trade receivable balance as of December 31, 2021 and 2020.

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

NOTE D - Revenue

We adopted ASC 606 on January 1, 2019 using the modified retrospective method. We elected to use the practical expedient allowing for the application of ASC 606 only to contracts that were not completed as of January 1, 2019 and the portfolio approach was used to assess the impact of ASC 606 on contracts with similar characteristics. We recognized the cumulative effect of initially applying ASC 606 as an increase of $0.7 million to the opening balance of retained earnings as of January 1, 2019.

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

The contract assets are as follows (in thousands):

	December 31, 2021	December 31, 2020	Change
Contract assets	$13,221	$20,431	$(7,210)

Contract assets are reported within accounts receivable on our Consolidated Balance Sheets. Changes in contract assets primarily results from the timing difference between our performance of services. Contract liabilities are reported as deferred revenue on our Consolidated Balance Sheets and amounted to $2.6 million as of December 31, 2020, of which $2.2 million was related to contract liabilities for services to be performed. For the year ended December 31, 2021, we recognized as revenue the entire opening balance of our contract liabilities as the timing between customer payments and our performance of the services is a short period of time and generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue (in thousands):

	Year ended December 31,
	2021
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$44,409	$4,884	$49,293
Whole asset sales	156,944	-	156,944
Engineered solutions	-	3,644	3,644
Total products	201,353	8,528	209,881
Leasing	30,657	-	30,657
Services	-	99,899	99,899
Total revenues	$232,010	$108,427	$340,437

	Year ended December 31,
	2020
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$39,959	$2,364	$42,323
Whole asset sales	3,103	-	3,103
Engineered solutions	-	3,964	3,964
Total products	43,062	6,328	49,390
Leasing	55,649	-	55,649
Services	-	103,899	103,899
Total revenues	$98,711	$110,227	$208,938

	Year ended December 31,
	2019
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$87,442	$5,489	$92,931
Whole asset sales	70,136	-	70,136
Engineered solutions	-	7,499	7,499
Total products	157,578	12,988	170,566
Leasing	64,246	-	64,246
Services	-	69,389	69,389
Total revenues	$221,824	$82,377	$304,201

NOTE E-INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Used serviceable materials	$65,496	$63,277
Work-in-process	12,462	20,611
Whole assets	81,335	56,767
	$159,293	140,655
Less short term	(81,759)	(85,192)
Long term	$77,534	$55,463

NOTE F -INTANGIBLE ASSETS

In accordance with ASC 350, “Intangibles—Goodwill and Other”, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company reviews and evaluates its goodwill and indefinite life intangible assets for potential impairment at a minimum annually or more frequently if circumstances indicate that impairment is possible.

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

The Company’s goodwill and intangible assets as defined by ASC 350 are related to its subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT”), which are included in the TechOps segment, as well as Qwest, which is included under the Asset Management Solutions segment.

Goodwill and other intangibles consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

The Company performed its annual quantitative impairment analysis as of July 1, 2021 on the indefinite lived intangible assets and concluded there was no impairments. The Company performed a qualitative impairment analysis as of October 1, 2021 on the goodwill for the Asset Management Solutions and TechOps segment, and concluded there was no impairment.

As a result of the COVID-19 pandemic and its impact on the aviation industry, AerSale performed a qualitative impairment analysis as of June 30, 2020 on the goodwill at the reporting unit level for the Asset Management Solutions and TechOps segments and concluded there was no impairment. Additionally, the Company performed a quantitative impairment analysis as of October 1, 2020 and concluded there was no impairment.

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	December 31, 2021	December 31, 2020
Qwest:
Customer relationships	10	$7,109	$8,083
ALGS:
Customer relationships	10	70	90
ACS:
Customer relationships	10	1,453	1,663
ACT:
Customer relationships	10	7,276	8,198
Total intangible assets with definite lives		$15,908	$18,034

Amortization expense was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Amortization expense	$2,132	$2,108	$794

The estimated aggregate amount of amortization expense for intangible assets in each fiscal year from 2022 through 2026 is $2.1 million. Accumulated amortization amounted to $5.1 and $3.0 million as of December 31, 2021 and December 31, 2020, respectively.

Goodwill activity for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Asset
	Management
	Solutions	TechOps	Total
Goodwill as of December 31, 2019	$13,416	$442	$13,858
Additions	-	6,002	6,002
Goodwill as of December 31, 2020	$13,416	$6,444	$19,860
Additions	-	-	-
Goodwill as of December 31, 2021	$13,416	$6,444	$19,860

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
	In Years	December 31, 2021	December 31, 2020
Tooling and equipment	7 - 15	$13,530	$13,465
Furniture and other equipment	5	7,928	7,379
Computer software	5	1,998	2,378
Leasehold improvements	3 - 6	3,632	3,314
Equipment under capital lease	5	192	197
		27,280	26,733
Less accumulated depreciation		(19,930)	(18,894)
		$7,350	$7,839

Depreciation expense, which includes amortization of equipment under capital lease, was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Depreciation expense	$1,997	$2,139	$2,223

NOTE H - AIRCRAFT AND ENGINES HELD FOR LEASE AND LEASE RENTAL

Aircraft and engines held for operating leases, net, consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Aircraft and engines held for operating leases	$197,397	$228,942
Less accumulated depreciation	(124,033)	(142,098)
	$73,364	$86,844

The Company recorded an impairment of leased assets in the amount of $3.0 million for the year ended December 31, 2020 and is included in cost of leasing in the Consolidated Statements of Operations.

Total depreciation expense included in cost of leasing in the Consolidated Statements of Operations is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Depreciation expense	$8,869	$19,976	$27,064

Contingent rental fees recognized as revenues related to supplemental rent were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Contingent rental fees	$8,218	$11,851	$21,550

The Company’s current operating lease agreements for Flight Equipment on lease expire over the next month to three years. The amounts in the following table are based upon the assumption that Flight Equipment under operating leases will remain on lease for the length of time specified by the respective lease agreements. Minimum future annual lease rentals contracted to be received under existing operating leases of Flight Equipment at December 31, 2021 were as follows (in thousands):

Year ending December 31:
2022	$22,575
2023	3,228
Total minimum lease payments	$25,803

NOTE I - FAIR VALUE MEASUREMENTS

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

●	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop our own assumptions about how market participants price the asset or liability. The valuation techniques that may be used to measure fair value are as follows:
●	Market approach–Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
●	Income approach–Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.
●	Cost approach–Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The Company would measure the fair value of certain assets and liabilities on a nonrecurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include intangible assets acquired in business combinations.

The Company’s financial instruments, other than cash, consist principally of accounts receivable and accounts payable. The fair value of such approximates the carrying value of these financial instruments because of their short-term nature. Borrowings under the Revolving Credit Facility approximate fair value due to the variable interest rate on the facility and the recent amendment during the year. The Company’s borrowings under the Revolving Credit Facility are carried at historical cost and adjusted for principal payments.

NOTE J - ACCRUED EXPENSES

The following is a summary of the components of accrued expenses (in thousands):

	December 31, 2021	December 31, 2020
Accrued compensation and related benefits	$6,294	$6,624
Accrued legal fees	377	18
Commission fee accrual	115	103
Accrued federal, state and local taxes and fees	243	130
Other	1,395	1,701
	$8,424	$8,576

NOTE K - WARRANT LIABILITY

Warrants to purchase a total of 835,014 and 18,000,000 shares of the Company’s common stock were outstanding as of December 31, 2021 and 2020, respectively. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”), subject to a twelve-month lock-up period from the date of the Merger, and 17,250,000 warrants were public warrants (the “Public Warrants”) that were exercisable immediately following the Closing. Each of the Company’s Public Warrants entitled the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On November 29, 2021, the Company provided notice to holders of all of the Public Warrants that the Company would be redeeming all of the Public Warrants for a redemption price of $0.01 per Public Warrant, and on December 29, 2021, such redemption was completed and the Public Warrants ceased trading on Nasdaq.

Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The Private Warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Merger, or earlier upon redemption or liquidation, as applicable. The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Consolidated Statements of Operations. The fair value of the Private Warrants was determined using the market price of the Public Warrants adjusted for their lack of liquidity.

NOTE L - FINANCING ARRANGEMENTS

The Company did not have any outstanding debt obligations as of December 31, 2021 and 2020.

At December 31, 2021 and 2020, total deferred financing costs were $1.0 and $0.4 million, respectively. Amortized debt issuance costs is recorded in interest expense through maturity of the related debt using the straight-line method, which approximates the effective interest method.

Amortization expense was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Amortization expense	$494	$740	$802

$150.0 million Wells Fargo Senior Secured Revolving Credit Facility

On April 11, 2011, AerSale, Inc. and other subsidiary borrowers signatory (collectively, “the Borrowers”) entered into a secured credit agreement (“Revolving Credit Agreement”) with Wells Fargo Bank, N.A. as administrative agent and lender, and the other lenders signatory thereto from time to time (collectively, “the Lenders”).

On July 20, 2018, the Revolving Credit Agreement was restated and amended (as amended to date, the “Amended and Restated Credit Agreement”) to, among other things, provide a $110.0 million aggregate amount of revolver commitments subject to borrowing base limitations and extend, subject to certain conditions, the maturity date to July 20, 2021. Previous amendments predominantly accomplished maturity term extensions as well as modification to the syndicate of banks.

On March 12, 2021, the Amended and Restated Credit Agreement was amended to, among other things, provide a $150.0 million aggregate amount of revolver commitments subject to borrowing base limitations and extend, subject to certain conditions, the maturity date to March 12, 2024. Previous amendments predominantly accomplished maturity term extensions as well as modification to the syndicate of banks.

The Amended and Restated Credit Agreement includes a $10 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans”. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Amended and Restated Credit Agreement. Extensions of credit under the Amended and Restated Credit Agreement are available for working capital and general corporate purposes. The commitments under the Amended and Restated Credit Agreement terminate on March 12, 2024, at which time all outstanding amounts on the Amended and Restated Credit Agreement will be due and payable.

As of December 31, 2021, there was no outstanding balance under the Amended and Restated Credit Agreement and the Company had $113.9 million of availability.

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

The interest rate applicable to loans outstanding on the Amended and Restated Credit Agreement is a floating rate of interest per annum of LIBOR plus a margin of 3.50%. The interest rate as of December 31, 2021 and 2020 was 5.25% and 5.75%, respectively. In addition, a commitment fee applies to the unused portion of the commitments under the Amended and Restated Credit Agreement.

The Borrowers’ ability to borrow on the Amended and Restated Credit Agreement is subject to ongoing compliance by the Company and the Borrowers with various customary affirmative and negative covenants. The Amended and Restated Credit Agreement requires the Company and Borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of December 31, 2021 and 2020.

Interest expense on the Revolving Credit Agreement was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Interest expense	$4	$479	$1,389

NOTE M - INCOME TAXES

Income tax expense consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2021:
U.S. federal	$11,003	$(1,899)	$9,104
U.S. state	1,780	(402)	1,378
Foreign	2,068	(891)	1,177
Total income tax expense	$14,851	$(3,192)	$11,659

	Current	Deferred	Total
Year ended December 31, 2020:
U.S. federal	$(451)	$271	$(180)
U.S. state	86	301	387
Foreign	1,993	(550)	1,443
Total income tax expense	$1,628	$22	$1,650

	Current	Deferred	Total
Year ended December 31, 2019:
U.S. federal	$529	$1,339	$1,868
U.S. state	1,170	(541)	629
Foreign	3	1,664	1,667
Total income tax expense	$1,702	$2,462	$4,164

Tax Rate Reconciliation

The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2021, 2020 and 2019 due to the following (in thousands):

	2021	2020	2019
Provision for income tax at the federal statutory rate	$10,033	$2,128	$4,130
State taxes	1,357	204	678
Permanent differences	755	(748)	48
Foreign taxes	-	-	(222)
Change in valuation allowance	1,012	284	-
Executive compensation	1,934	-	-
Return to provision	659	-	-
FDII deduction	(4,093)	-	-
Other	2	(218)	(470)
Total income tax expense	$11,659	$1,650	$4,164

Significant Components of Deferred Taxes

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating losses	$102	$424
Foreign tax credit carryforwards	1,212	2,005
Inventory basis differences	11,536	8,655

Deferred rent	-	83
Maintenance deposit payments	625	605
Deferred revenue	684	625
Allowance for doubtful accounts	404	398
Start up costs	731	973
Intangible assets	149	410
Stock compensation	1,260	-
Outside basis difference	1,296	-
Accrued expenses	774	1,070
Other	343	112
Total deferred tax assets	$19,116	15,360
Deferred tax liabilities:
Fixed assets	(7,471)	(6,981)
Section 481(a) adjustments	(851)	(1,784)
Deferred insurance proceeds	(598)	(603)
Total deferred tax liabilities	(8,920)	(9,368)
Valuation Allowances	(1,296)	(284)
Deferred income taxes, net	$8,900	$5,708

The deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. After considering all of the evidence, both positive and negative, it was determined that it is more likely than not, that the benefit from an outside basis difference of an investment acquired during the year will not be realized. Accordingly, the Company has recorded a valuation allowance of $1.3 million on the deferred tax assets related to the outside basis difference as of December 31, 2021.

At December 31, 2021 and December 31, 2020, the Company had net operating losses available for carry-forward for Federal income tax purposes of approximately $0.5 million  and $0.5 million, respectively. These net operating loss carryforwards will expire on various dates through 2034. Utilization of the net operating loss carryforwards as of December 31, 2021 are subject to annual limitation under Sec. 382 of the Internal Revenue Code. A deferred tax asset has been recorded only for those carryforwards that the Company expects to utilize prior to expiration.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in Ireland. Tax years beginning in 2018 through 2021 are open for examination by the U.S. Internal Revenue Service and tax years beginning in 2017 through 2021 are open for examination by various state taxing jurisdictions in which the Company is subject to tax. Tax years beginning in 2017 through 2021 are open for examination by the Irish taxing authorities.

ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. As of December 31, 2021 and 2020, there was no reserve for uncertain tax positions.

NOTE N - EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. The computation of basic and diluted earnings per share is impacted by dividends for preferred stockholders.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the years ended December 31, (in thousands, except share and per share data):

	2021	2020	2019
Net income	$36,115	$8,094	$15,499
Dividends attributable to preferred stockholders	-	-	(34,633)
Income (loss) attributable to common shareholders for EPS	$36,115	$8,094	$(19,134)

Weighted-average number of shares outstanding - basic	43,193,995	1,030,835	37,010
Additional shares from assumed exercise of warrants	3,070,762	64,368	—
Additional shares from assumed stock-settled restricted stock units	1,040,883	-	—
Additional shares issued under the Employee Stock Purchase Plan	4,460	-	—
Weighted-average number of shares outstanding - diluted	47,310,100	1,095,203	37,010

Earnings (loss) per share - basic:	$0.84	$7.85	$(516.98)
Earnings (loss) per share - diluted:	$0.76	$7.39	$(516.98)

NOTE O - STOCKHOLDERS’ EQUITY

The Consolidated Statements of Stockholders’ Equity reflect the Reverse Recapitalization as defined in Note A as of December 22, 2020. As AerSale Aviation was deemed the accounting acquirer in the Reverse Recapitalization with Monocle, all periods prior to the consummation date reflect the balances and activity of AerSale Aviation. The common stock and per share amounts in the Consolidated Statements of Stockholders’ Equity as of December 31, 2019 and 2018, and the Consolidated Statements of Operations for the period ended December 31, 2019, from the previously reported audited consolidated financial statements of AerSale Aviation, were retroactively adjusted using the recapitalization exchange ratio of 74.0%.

8.65% Cumulative Preferred Shares

The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to common stock. The preferred stock has an initial liquidation preference equal to its $1,000 per share purchase price, and accrues dividends at an annual rate of 8.65%. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of the preferred stock will be entitled to receive, out of assets available for distribution to our stockholders and before any distribution of assets to our common stockholders, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends. For the year ended December 31, 2019 accrued dividends were $34.6 million. Effective July 31, 2020 and October 31, 2019, all holders of the issued and outstanding 8.65% cumulative preferred shares agreed to waive $73.2 million and $150.2 million of liquidation preference, respectively. As of December 31, 2019, cumulative, the aggregate liquidation preference was $293.8 million.

Upon the consummation of the Merger, the liquidation preference of the preferred stock was triggered. All outstanding principal of $200 million and cumulative unpaid dividends of $21.2 million were settled in cash of $13.1 million with the remaining balance converted to the Company’s common stock at $10.00 per share.

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

Upon the consummation of the Merger, holders of AerSale Aviation’s common stock received shares of the Company’s common stock at $10.00 per share as merger consideration. The Company’s common stock consist of $0.0001 par value, 200,000,000 shares authorized, of which 51,673,099 and 41,046,216 shares were issued and outstanding as of December 31, 2021 and 2020, respectively.

Stock Appreciation Rights (“SARs”)

Prior to the Merger, AerSale Aviation granted stock appreciation rights to certain of its executives. These awards entitled the holders to compensation in the Company’s stock from the date of grant to when the award is exercised. The awards were only exercisable upon a change in control and subject to the holder’s continuing employment.

On December 22, 2020, the exercise feature was triggered, and the awards were exercised. The Company’s accounting policy is to reflect compensation expense when a change in control is deemed probable based on the grant date fair value of the award. As of the date of the Merger, the holder of in-the-money SARs were issued shares of the Company’s common stock valued at $1.0 million and cash, recognizing executive compensation in the amount of $1.4 million.

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

Effective February 8, 2021, the contingency event related to the Minimum Target Earn-out Shares was met and 1,855,634 shares were issued. Effective October 22, 2021, the contingency event related to the Maximum Target Earn-out Shares was met and 1,854,169 shares were issued. The remaining shares pursuant to the contingent rights were withheld to cover employee taxes.

We determined the Earn-out Shares to be classified as equity under ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” as the contingent right is indexed to the Company’s stock and accordingly, the accrual of the Earn-Out shares as of December 31, 2021 and 2020 had no impact on our consolidated financial statements.

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

Effective February 8, 2021, the contingency event related to the Minimum Target was met and half of the Unvested Founder Shares vested. Effective October 22, 2021, the contingent event related to the Maximum Target was met and the other half of the Unvested Founder Shares vested.

Public Warrants

On November 29, 2021, the Company provided notice to holders of all of our 16,442,886 outstanding Public Warrants to purchase shares of our common stock that were issued under the warrant agreement as part of the units sold in our initial public offering, that we would be redeeming all of the Public Warrants for a redemption price of $0.01 per Public Warrant on December 29, 2021 (the “Redemption”). In accordance with Section 3.3.1(b) of the warrant agreement, following delivery of notice of the Redemption, all of our Public Warrants could only be exercised on a cashless basis in lieu of being redeemed. On December 29, 2021, we completed the Redemption and the Public Warrants ceased trading on Nasdaq. A total of 16,357,872 Public Warrants were exercised on a cashless basis in lieu of being redeemed, resulting in net issuances of 6,079,966 shares of our common stock under such Public Warrants. The Private Warrants that are still held by the initial holders or their permitted transferees were not subject to the Redemption.

Subsequent to December 31, 2021, a total of 85,014 unredeemed Public Warrants were redeemed for a redemption price of $0.01 per Public Warrant.

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

Restricted stock unit activity under the 2020 Plan for the year ended December 31, 2021 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2020	—	$—	—
Granted	1,702,280	10.10	1.98
Forfeited	(2,980)	12.46	2.50
Issued	(30,000)	10.00	0.00
Outstanding December 31, 2021	1,669,300	$10.10	2.02

The Company’s restricted stock units include 1,595,000 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets, while the remaining 74,300 awards vest over a period ranging from one to three years.

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

For the year ended December 31, 2021, the Company recognized share-based compensation expense for the performance-based awards of $12.1 million, given that the achievement of the performance milestones at the 200% vesting target have been deemed probable for accounting purposes.

2020 Employee Stock Purchase Plan

The Company also maintains a 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. The Company has not issued shares pursuant to the ESPP as of December 31, 2021. Subsequent to December 31, 2021, the Company issued 11,988 shares pursuant to the ESPP.

NOTE P - BUSINESS SEGMENTS

Consistent with how our chief operating decision maker (Chairman and Chief Executive Officer) evaluates performance and utilizes gross profit as a profitability measure, we report our activities in two business segments:

●	Asset Management Solutions-comprised of activities to extract value from strategic asset acquisitions through leasing, trading, or disassembling for product sales
●	TechOps - comprised of MRO activities; and product sales of internally developed engineered solutions and other serviceable products.

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

The TechOps segment consists of aftermarket support and services businesses that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, cargo conversions of wide-body aircraft, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenues consist of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges for operators. In order to develop these products, we engage in research and development activities. Periodically, our TechOps division will engage in the repair and sale of used serviceable materials through their ability to overhaul existing inventory.

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

Selected financial information for each segment is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Revenues
Asset Management Solutions
Aircraft	$87,461	$53,639	$98,736
Engine	144,549	45,072	123,088
	$232,010	$98,711	$221,824
TechOps
MRO services	$99,899	$103,899	$69,389
Product sales	8,528	6,328	12,988
	108,427	110,227	82,377
Total	$340,437	$208,938	$304,201

	Year Ended December 31,
	2021	2020	2019
Gross profit
Asset Management Solutions
Aircraft	$30,157	$11,914	$27,592
Engine	59,389	17,383	40,113
	$89,546	$29,297	$67,705
TechOps
MRO services	$28,133	$21,883	$11,125
Product sales	1,713	1,609	6,219
	29,846	23,492	17,344
Total	119,392	52,789	85,049

	2021	2020
Total Assets
Asset Management Solutions	$370,378	$277,016
TechOps	112,742	108,622
Corporate	4,365	3,491
	$487,485	$389,129

	2021	2020	2019

Total Depreciation and Amortization Expense
Asset Management Solutions	$10,163	$21,210	$28,579
TechOps	2,506	2,600	1,301
Corporate	329	413	201
	$12,998	$24,223	$30,081
Total Capital Expenditures
Asset Management Solutions	$2,383	$5,128	$36,479
TechOps	1,224	1,965	1,500
Corporate	284	172	149
	$3,891	$7,265	$38,128

The following table reconciles segment gross profit to net income from continuing operations for the years ended December 31, (in thousands):

	Year Ended December 31,
	2021	2020	2019
Segment gross profit	$119,392	$52,789	$85,049
Selling, general and administrative expenses	(77,498)	(55,635)	(59,814)
Payroll support program proceeds	14,768	12,693	-
Transaction costs	-	1,436	(3,177)
Interest expense, net	(980)	(1,645)	(3,006)
Other income, net	458	494	611
Unrealized loss on investment	(5,421)	-	-
Change in fair value of warrant liability	(2,945)	(388)	-
Income tax expense	(11,659)	(1,650)	(4,164)
Net income	$36,115	$8,094	$15,499

The following table presents revenues based on the customers’ geographic location and long-lived assets located in the United States, our country of domicile, for the years ended December 31, (in thousands):

Revenues	2021	2020	2019
Domestic	$133,911	$92,837	$105,083
Foreign	206,526	116,101	199,118
Total revenues	$340,437	$208,938	$304,201

Long-lived assets	2021	2020
Domestic	$102,452	$108,796
Foreign	24,360	34,111
Total long-lived assets	$126,812	$142,907

As of December 31, 2021, the Company had one customer from which revenues generated exceeded 10% of total sales. Total sales to this customer amounted to $46.2 million, which was included in the Asset Management Solutions segment. No such concentrations existed for the year ended December 31, 2020.

Intersegment sales includes amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Asset Management Solutions	$6,822	$3,346	$334
TechOps	21,932	1,650	2,015
Total intersegment revenues	$28,754	$4,996	$2,349

NOTE Q - COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2021 are (in thousands):

Year ending December 31:
2022	4,064
2023	3,571
2024	3,103
2025	2,137
2026	1,851
Thereafter	2,601
Total minimum lease payments	$17,327

Expense charged to operations under the operating lease agreements was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Rent expense	$6,040	$6,294	$5,597

Operating lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

NOTE R - RELATED-PARTY TRANSACTIONS

Prior to the Merger, the Company, in the normal course of its operations, engaged in transactions with certain of its stockholders or their affiliates. On a monthly basis, AerSale Aviation paid its majority stockholder a fee in exchange for advisory, investment banking, management, consulting, and financial planning services provided on an ongoing basis. Total management fees paid to or accrued for the majority stockholder for the year ended December 31, 2019 totaled $0.6 million. Management fees for the majority stockholder was suspended in 2020, as such, no management fees were incurred in 2020 or 2021.

The Company determined that AerLine Holdings, Inc. ("AerLine") was a VIE that the Company was required to consolidate as it was deemed the primary and sole beneficiary. Effective August 31, 2018, AerLine sold the customer relationships of its operating company, XTRA Airways, in consideration for a 9.99% interest in the buyer (“Buyer”), at which point AerLine ceased to meet the consolidation criteria as a VIE under U.S. GAAP and ceased operations. In a separate transaction where the Buyer was acquired, the 9.99% interest held by AerLine in the Buyer rolled over to a larger holding company (“Investee”) in exchange for 3.85% of its membership interest.

In 2018, a portion of the balances due to the Company from AerLine was forgiven in exchange for the right to all proceeds received from AerLine related to the sale of its interest. The primary interest held by AerLine is the equity interest in the Investee. On November 10, 2021, AerLine transferred its ownership interest to the Company in settlement of amounts owed to the Company. As a result, the $5.4 million balance due from AerLine was reclassified to Investment on the Company’s Consolidated Balance Sheet.

There were no amounts due from AerLine as of December 31, 2021, and $5.9 million was due as of December, 31, 2020. The balance due from AerLine as of December 31, 2020, was presented in the Consolidated Balance Sheet as due from related party, of which $0.5 million is presented as a current asset, while $5.4 million was presented as a long term asset.

Based on the deterioration of the Investee’s financial condition noted by the Company in the fourth quarter of 2021, the Company recognized an unrealized loss on the investment of $5.4 million during the three month period ended December 31, 2021. This loss is reflected on the Consolidated Statement of Operations in the unrealized loss on investment line.

NOTE S - BENEFIT PLANS

The Company sponsors an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute, but not more than statutory limits. The Company makes nondiscretionary 3% Safe Harbor contributions of participants’ eligible earnings who have completed the plan’s eligibility requirements. The contributions are made to the plan on behalf of the employees. Total nondiscretionary contributions to the plan were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Nondiscretionary contributions	$929	$753	$875

NOTE T - BUSINESS COMBINATIONS

Reverse Merger

As described in Note A - Organization and Principles of Consolidation and Basis of Presentation above, the Company consummated the Merger dated December 22, 2020 with AerSale Aviation and in connection therewith, Monocle merged with and into the Company, whereby the Company survived the Merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Securities Exchange Act of 1934, as amended. The Company directly acquired AerSale Aviation for aggregate consideration of $317.2 million, consisting of approximately $13.1 million in cash and 30,410,540 shares of Company Common Stock at $10.00 per share. As additional consideration, the pre-Merger holders of AerSale Aviation common stock and the holders of in-the-money SARs received a contingent right to receive up to 3,746,876 additional shares of the Company’s Common Stock, which were issued in 2021. The Merger has been accounted for as a Reverse Recapitalization in accordance with U.S. GAAP. For accounting purposes, Monocle is considered the “acquired” company and AerSale Aviation is considered the “acquirer.” The Company received cash proceeds in the amount of $48.6 million resulting from the Merger, which was recorded as additional paid in capital.

ACT Acquisition

On January 7, 2020, the Company acquired all of the outstanding shares of Aircraft Component Technologies, Inc. (ACT), a Florida corporation located in Miami, Florida, for $17.0 million in cash. The purpose of the acquisition was to improve the Company’s profitability by enhancing service in its TechOps segment. The results of ACT operations have been included in the consolidated financial statements since the acquisition date. All assets and liabilities of ACT were recorded at their fair market value, and to the extent that the purchase cost exceeded the fair market value of the net assets, that excess was recorded as goodwill, all of which is deductible for federal income tax purposes. The goodwill is attributable to the general reputation of the business and the collective experience of ACT’s management and employees. ACT’s revenues and income from operations from January 7, 2020 through December 31, 2020 were $6.5 and $0.7 million, respectively. The purchase price for ACT was allocated as follows (in thousands):

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

Qwest Acquisition

On June 10, 2019, the Company acquired all of the outstanding shares of a used serviceable material distributor and certified repair facility, Qwest Air Parts, Inc. (“Qwest”), a Florida corporation located in Memphis, Tennessee, for $26.1 million. The purpose of the acquisition was to improve the Company’s profitability by enhancing service in its Asset Management Solutions segment. The results of Qwest operations have been included in the Company’s consolidated financial statements since the acquisition date. All assets and liabilities of Qwest were revalued to their fair market value, and to the extent that the purchase cost exceeded the fair market value of the net assets, that excess was classified as goodwill. The goodwill is attributable to the general reputation of the business and the collective experience of Quest’s management and employees. The goodwill is not expected to be deductible for federal tax purposes. Qwest’s revenues and income from operations from June 10, 2019 through December 31, 2019 were $10.4 and $1.8 million, respectively. This business mainly operates as part of the Company’s Asset Management Solutions segment. The purchase price for Qwest was allocated as follows (in thousands):

Acquisition Date
Fair Values
Accounts receivable	$2,714
Inventory	3,289
Deposits, prepaid expenses, and other current assets	218
Property and equipment	567
Other intangible assets	10,324
Goodwill	13,402
Accounts payable	(410)
Accrued expenses	(1,151)
Deferred tax liability	(2,872)
Total purchase price	$26,081

The intangible assets included above consist of the following (in thousands):

Fair Value
FAA part 145 certificate (indefinite-lived)	$724

	Useful Life In
	Years	Fair Value
Customer relationships	10	$9,600

The following unaudited pro forma information presents our Consolidated Statements of Operations as if ACT and Qwest had been included in our consolidated results since January 1, 2019 (in thousands, except per share data):

2019
Revenues	$324,871
Net income from continuing operations	$21,497
Net revenue (loss) attributable to AerSale Corporation common shareholders	$(13,136)
Earnings (loss) per share attributable to AerSale Corporation - basic	$(354.93)
Earnings (loss) per share attributable to AerSale Corporation - diluted	$(354.93)

The unaudited pro forma financial information is presented for informational purposes only, and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated ACT and Qwest as of January 1, 2019. The pre-acquisition results of ACT did not have a material impact on the Consolidated Statements of Operations for the year ended December 31, 2020.

ITEM 9          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management Report on Internal Control Over Financial Reporting

Management of AerSale Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Act.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems which are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B          OTHER INFORMATION

None.

ITEM 9C          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Position
Nicolas Finazzo	65	Chairman, Chief Executive Officer, Division President, TechOps and Director
Robert B. Nichols	65	Vice Chairman, Division President, Asset Management Solutions and Director
Martin Garmendia	47	Chief Financial Officer and Treasurer
Basil Barimo	57	Division President, MRO Services
Craig Wright	54	Division President, Aircraft & Engine Management
Gary Jones	58	Division President, Airframe & Engine Materials
Iso Nezaj	66	Division President, Engineered Solutions
Charles McDonald	57	Chief Technical Officer and Division President of Heavy MRO Services
James Fry	60	Executive Vice President, General Counsel & Corporate Secretary
Jonathan Seiffer	50	Director
Eric J. Zahler	71	Director
Sai S. Devabhaktuni	50	Director
Richard J. Townsend	71	Director
General C. Robert Kehler	69	Director
Peter Nolan	63	Director
Michael Kirton	40	Director

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

Robert B. Nichols

Robert B. Nichols has served on our Board since December 2020. Mr. Nichols founded AerSale Corp. in 2008 and has served as Vice Chairman since January 2019. He has also served as Division President, Asset Management Solutions since December 2019. From 2017 to December 2019, Mr. Nichols was Principal of AerSale Corp. From 2008 to 2017, Mr. Nichols also was Chief Operating Officer of AerSale Corp. From 1997 to 2008, Mr. Nichols was Co-Founder and Chief Operating Officer of AeroTurbine, Inc. From 1990 to 1997, Mr. Nichols was Vice President of Engine Sales and Leasing for AeroThrust, Inc. From 1989 to 1990, Mr. Nichols was Director of Engine Sales and Leasing for Greenwich Air Services.

As one of our founders and our Vice Chairman, Mr. Nichols brings to the Board significant senior leadership, marketing, technical and global experience along with deep institutional knowledge of the Company, its operations and customer relations.

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

Iso Nezaj

Iso Nezaj has served as our Division President, Engineered Solution since 2017. He also previously serviced as our Chief Technical Officer from 2019 to 2021. From 2014 to 2017, Mr. Nezaj was our Senior Vice President of Technical Services. From 2010 to 2014, Mr. Nezaj was our Vice President in Technical Services. From 2009 to 2010, he was President of Air One Maintenance & Engineering LLC, a maintenance repair operation service provider. From 2000 to 2009, Mr. Nezaj was General Manager of Commercial Jet Inc., a maintenance repair operation service provider. From 1997 to 1999, Mr. Nezaj was Vice President and Chief Operating Officer of Skytrak International Airlines, Inc., a US FAR certified 21 commercial airline. From 1995 to 1997, Mr. Nezaj was Vice President of Engineering for Aeron Equities, Inc., a leasing aviation company. From 1993 to 1994, Mr. Nezaj was Director of Quality Assurance and Engineering for Kiwi International Airlines, Inc., a US FAR certified 121 commercial airline.

Charles McDonald

Mr. Charles McDonald was appointed the Chief Technical Officer and Divisional President of Heavy MRO Services for AerSale effective March 11, 2022. Prior to this appointment, Mr. McDonald was employed by AerSale as the Senior Vice President of MRO Services since December 2016. Prior to joining AerSale, Mr. McDonald worked as a consultant in the aviation industry from August 2013 to December 2016. Prior to working as a consultant, Mr. McDonald worked for Global Aviation Holdings as its Chief Executive Officer from February 2013 to August 2013 and its President from April 2008 to February 2013. Mr. McDonald also served as the Senior Vice President and Chief Operating Officer for World Airways from May 2004 to April 2008 and Trans Meridian Airlines from December 2001 to May 2004.   Prior to these executive positions, Mr. McDonald worked in a variety of aviation positions for over 10 years including Vice President of Maintenance and Engineering, Director of Business Development and Director of Customer and Technical Support for Trans Meridian Airlines, British Aerospace Regional Aircraft and AMR Eagle.  Mr. McDonald attended the Spartan College of Aeronautics, the former Chairman of the National Air Carriers Association, an FAA Certified A/P Mechanic, and served in the United States Army.

James Fry

Mr. James A. Fry has been the Executive Vice President, General Counsel and Corporate Secretary of AerSale Corporation since January 24, 2022. Prior to joining AerSale, Mr. Fry served as the Vice President, General Counsel and Corporate Secretary for Yellow Corporation from April 2015 to February 2020 and also served in the same capacity for Swift Transportation Company from January 2008 to April 2015. Prior to joining Swift Transportation, and since 1996, Mr. Fry held the positions of General Counsel and Corporate Secretary as well as Corporate Counsel for both private and publicly-traded company aviation companies including Hamilton Aerospace and World Airways. Mr. Fry also worked as an attorney in private practice in Pennsylvania prior to his in-house positions. Mr. Fry is a Schreyer Honors graduate from the Pennsylvania State University and obtained his Juris Doctor from the Temple University School of Law.

Non-Employee Directors

Jonathan Seiffer

Jonathan Seiffer has served on our Board since December 2020. Mr. Seiffer currently serves as Senior Partner with Leonard Green & Partners, L.P. (“Leonard Green”), a private equity firm which is one of AerSale Corporation’s significant shareholders, which he joined in 1994. Before joining Leonard Green, he worked in corporate finance at Donaldson, Lufkin & Jenrette. Mr. Seiffer currently serves on the boards of AerSale Corporation, Signet Jewelers Limited, Authentic Brands Group, Caliber Collision Centers, Mister Car Wash, SRS Distribution, Mariner Wealth Advisors, Parts Town, West Shore Home and Sun Auto. Mr. Seiffer brings particular knowledge and experience in finance, and broad-based experience in the leadership of distribution businesses.

Mr. Seiffer brings to the board significant strategic leadership, experience in the investment industry and valuable global business perspective.

Eric J. Zahler

Eric J. Zahler has served on our Board since December 2020 and previously served on the Board of Monocle Holdings, Inc. prior to the Merger. Mr. Zahler is a Co-Founder and managing member of Monocle Partners, LLC. Mr. Zahler served as Co-Founder, President and Chief Executive Officer of Monocle Acquisition Corporation (Nasdaq: MNCL), whose business combination with AerSale Corp. was consummated in 2020. He has over 35 years of senior leadership, strategy, operations, and governance experience with aerospace and defense companies. Until 2018, Mr. Zahler was a Co-Founder and Managing Director of Sagamore Capital, a private equity firm pursuing investments in the aerospace and defense, industrial electronics, and selected business service markets. Prior to founding Sagamore Capital. Mr. Zahler was President and Chief Operating Officer of Loral Space & Communications, Inc. for eight years and also served on Loral’s Board of Directors. Mr. Zahler was a senior member of the management of Loral since 1992. Mr. Zahler is a member of the Board of Directors of Maxar Technologies (NYSE: MAXR; TSX: MAXR), a leading global provider of advanced space technology solutions for commercial and government markets. He is also a member of the Board of Directors of Sequa Corporation, a portfolio company of The Carlyle Group, which provides the global airline industry with a broad range of aftermarket services, and is Chairman of the Board of Nexteon Technologies, Inc., a development-stage, private company pursuing opportunities in commercial air traffic management and aircraft navigation and surveillance. Previously, Mr. Zahler served on the board of directors of ExactEarth, Ltd. (TSX: XCT), Actel Corporation (NASDAQ: ACTL), and EasyLink Services Corporation, (NASDAQ: EASY). From 1975 to 1992, Mr. Zahler was an attorney at Fried, Frank, Harris, Shriver & Jacobson, where he was elected Partner in 1983. At Fried, Frank, he represented numerous aerospace and defense companies in all aspects of their interactions with the U.S. government. Mr. Zahler holds a Bachelor of Science degree in mathematics from Yale University and a law degree from Harvard Law School.

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

Richard J. Townsend

Richard J. Townsend has served on our Board since December 2020. Prior to the Business Combination, Mr. Townsend served as the Executive Vice President and Chief Financial Officer of Monocle Acquisition Corporation (“Monocle”; Nasdaq: MNCL), whose business combination with AerSale Corp. was consummated in 2020. Mr. Townsend brings 40 years of knowledge and experience in finance, strategy and operations. Prior to Monocle, Mr. Townsend was a Managing Partner at Rangeley Capital (“Rangeley”), with responsibilities as a Portfolio Manager and Chief Operating Officer from 2008 to 2017, and subsequently as an Advisory Partner. Prior to Rangeley, Mr. Townsend was Executive Vice President and Chief Financial Officer of Loral Space & Communications, Inc. (Nasdaq: LORL) from 1998 to 2007, where he was responsible for all financial aspects of the business. From 1996 to 1998, Mr. Townsend served as the Corporate Controller and Director of Strategy of ITT Industries (NYSE: ITT). Mr. Townsend spent the prior 17 years in various roles in operations and financial Management at IBM (NYSE: IBM), including serving as Controller for EMEA (Europe, Middle East and Africa) in France. Prior to IBM, Mr. Townsend was a mechanical engineer at General Electric’s Nuclear Energy Division (NYSE: GE). Mr. Townsend holds a Bachelor of Science degree in Mechanical Engineering from the University of Michigan, a Master of Science degree in Engineering from the University of California at Berkeley and an MBA from Stanford University.

Mr. Townsend brings to the Board extensive experience as a senior operating and finance executive for large public companies.

General C. Robert Kehler

General C. Robert Kehler, USAF (ret), has served as a director of Monocle Acquisition Corp since its prospectus.  He has 43 years of leadership, strategy and governance experience related to military operations of the United States of America. General Kehler currently serves on the board of directors of Maxar Technologies Ltd. (Ticker: MAXR) and Connect Bidco Ltd. (parent of Inmarsat) and is a senior advisor to McKinsey and Company.

General Kehler retired from the United States Air Force in December 2013 after almost 39 years of distinguished service. From January 2011 until November 2013, he served as the Commander, United States Strategic Command (“USSTRATCOM”), where he was directly responsible to the Secretary of Defense and President for the plans and operations of all U.S. forces conducting strategic deterrence, nuclear alert, global strike, space, cyberspace and associated operations. Prior to commanding USSTRATCOM, General Kehler commanded United States Air Force Space Command (predecessor to the United States Space Force) and two operational space wings conducting space launch, missile warning, and space control missions. He also commanded an intercontinental ballistic missile squadron and group.

General Kehler entered the Air Force in 1975 as a Distinguished Graduate of the Pennsylvania State University R.O.T.C. program, has master’s degrees in Public Administration and National Security and Strategic Studies, and completed executive development programs at Carnegie-Mellon, Syracuse, and Harvard Universities. His military awards include the Defense Distinguished and Superior Service Medals, the Distinguished Service Medal (2 awards), Legion of Merit (3 awards), and the French Legion of Honor (Officer). General Kehler is an Affiliate of Stanford’s Center for International Security and Cooperation and a Senior Fellow of the National Defense University.

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

Michael Kirton

Michael Kirton has served on our Board since December 2020. Mr. Kirton currently serves as Partner with Leonard Green which he joined in 2007. Before joining Leonard Green, he worked in corporate finance at Credit Suisse First Boston. Mr. Kirton currently serves on the boards of AerSale, Charter NEX, Fineline Technologies, ProMach, Pure Gym, The Wrench Group, and Stella Environmental. Mr. Kirton brings particular knowledge and experience in finance and broad-based experience in the leadership of middle-market businesses.

Mr. Kirton brings to the board experience in finance, asset management, capital markets and capital management, experience as a senior executive and perspective as an institutional investor.

The remainder of the response to this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11          EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2021:

	Number of Securities to		Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise		Exercise Price of	Available for Future
	of Outstanding Options,		Outstanding Options,	Issuance Under Equity
Plan Category:	Warrants, and Rights		Warrants, and Rights	Compensation Plans
Equity compensation plans approved by security holders (1)	3,276,288	(2)	10.06	1,393,712	(3)
Total	3,276,288		10.06	1,393,712

(1)	Consists of the AerSale Corporation 2020 Equity Incentive Plan (the “2020 Plan”) and the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”).
(2)	All outstanding awards represent 3,264,300 shares and 11,988 shares pursuant to the 2020 Plan and the ESPP, respectively. The shares pursuant to the 2020 Plan include 1,595,000 performance-based awards expected to achieve the performance milestones at the 200% vesting target.

(3)	Under the 2020 Plan, a total of 2,500,700 shares were available for issuance in the form of restricted stock, restricted stock units, stock appreciation rights, stock options, or other stock-based or cash-based awards as of December 31, 2021. Under the ESPP, a total of 488,012 shares were available for issuance as of December 31, 2021.

The remainder of the response to this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 14          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative	8-K	001-38801	2.1	12/9/2019

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative	10-Q	001-38801	2.1	08/4/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings, Inc., dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Description of the Registrant’s Securities					*
10.1	Letter Agreement, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.4	12/17/2020
10.2	Amended and Restated Founder Shares Agreement, dated September 8, 2020, by and among Monocle Partners, LLC, Cowen Investments II LLC, Monocle Acquisition Corp, Monocle Holdings Inc. and AerSale Corp.	8-K	001-38801	10.1	09/08/2020
10.3	Amendment No. 1 to the Second Amended and Restated Founder Shares Agreement, dated December 16, 2020, by and among Monocle Partners, LLC, Cowen Investments II LLC, Monocle Acquisition Corp, Monocle Holdings Inc. and AerSale Corp.	8-K	001-38801	10.2	12/17/2020
10.4	Form of Subscription Agreement.	8-K	001-38801	10.1	12/17/2020
10.5	Form of Issuance Agreement.	8-K	001-38801	10.3	12/17/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6	Amended and Restated Registration Rights Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation, Monocle Partners, LLC, Cowen Investments II LLC, C. Robert Kehler, Donald W. Manvel, John C. Pescatore, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.7	12/23/2020
10.7	Lock-Up Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.8	12/23/2020
10.8	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
10.9	Company Support and Mutual Release Agreement, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.2	09/08/2020
10.10#	Executive Offer Letter between AerSale Inc. and Nicolas Finazzo	10-K	001-38801	10.10	03/16/2021	*
10.11#	Executive Offer Letter between AerSale Inc. and Robert B. Nichols	10-K	001-38801	10.11	03/16/2021	*
10.12#	Executive Offer Letter between AerSale Inc. and Martin Garmendia	10-K	001-38801	10.12	03/16/2021	*
10.13#	Executive Offer Letter between AerSale Inc. and Basil Barimo	10-K	001-38801	10.13	03/16/2021	*
10.14#	Executive Offer Letter between AerSale Inc. and Gary Jones	10-K	001-38801	10.14	03/16/2021	*
10.15#	Executive Offer Letter between AerSale Inc. and Iso Nezaj	10-K	001-38801	10.15	03/16/2021	*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16#	Executive Offer Letter between AerSale Inc. and Craig Wright	10-K	001-38801	10.16	03/16/2021	*
10.17#	Amended and Restated AerSale Corp. Stock Appreciation Rights Plan.	S-4/A	333-235766	10.8	02/14/2020
10.18#	AerSale Corporation Severance Plan.	S-4/A	333-235766	10.9	02/14/2020
10.19#	AerSale Corporation 2020 Equity Incentive Plan.	S-4/A	333-235766	10.1	10/14/2020
10.20#	Forms of award agreements under the AerSale Corporation 2020 Equity Incentive Plan	S-8	333-253424	99.2	02/24/2021
10.21#	AerSale Corporation 2020 Employee Stock Purchase Plan.	S-4/A	333-235766	10.11	10/14/2020
10.22	Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Aersale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.22	03/16/2021	*
10.23	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 8, 2020, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.23	03/16/2021	*
10.24	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 12, 2021, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent and lender, AerSale Ireland 1 Limited, as new borrower and AerSale Corporation and Monocle Parent LLC, as guarantors.	10-K	001-38801	10.24	03/16/2021	*
10.25#	AerSale Corporation Amended and Restated Non-Employee Director Policy
10.26#	Form of Restricted Stock Unit Grant Notice under the AerSale Corporation 2020 Equity Incentive Plan (Non-Employee Directors)

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of Subsidiaries.					*
23.1	Consent of Grant Thornton LLP.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith
#	Denotes a management contract or compensation plan or arrangement

†

Schedules and exhibits to these agreements have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request

ITEM 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2
AerSale Corporation

Date: March 15, 2022	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicolas Finazzo	Chairman, Chief Executive Officer, Division President, TechOps and Director	March 15, 2022
Nicolas Finazzo	(principal executive officer)

/s/ Robert B. Nichols	Vice Chairman, Division President,	March 15, 2022
Robert B. Nichols	Asset Management Solutions and Director

/s/ Martin Garmendia	Chief Financial Officer, Treasurer and Secretary	March 15, 2022
Martin Garmendia	(principal financial and accounting officer)

/s/ Jonathan Seiffer	Director	March 15, 2022
Jonathan Seiffer

/s/ Eric J. Zahler	Director	March 15, 2022
Eric J. Zahler

/s/ Sai S. Devabhaktuni	Director	March 15, 2022
Sai S. Devabhaktuni

/s/ Richard J. Townsend	Director	March 15, 2022
Richard J. Townsend

/s/ General C. Robert Kehler	Director	March 15, 2022
General C. Robert Kehler

/s/ Peter Nolan	Director	March 15, 2022
Peter Nolan

/s/ Michael Kirton	Director	March 15, 2022
Michael Kirton