Form 10-Q
period 2022-03-31
AerSale Corp
filed 2022-05-10
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number 001-38801

AerSale Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-3976002
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

255 Alhambra Circle, Suite 435
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s common stock outstanding as of May 02, 2022 was 51,688,057.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements relating to the Business Combination (as defined herein), the impact of the COVID-19 pandemic and the geopolitical events related to the Russian invasion of Ukraine on our business, changes in the market for our services, changes in applicable laws or regulations; our ability to launch new services and products or to profitably expand into new markets, and the possibility that we may be adversely affected by other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the impact of the COVID-19 pandemic and geopolitical events related to the Russian invasion of Ukraine on our business; factors that adversely impact the commercial aviation industry; fluctuation of market values for our aviation products; our inability to repossess Flight Equipment (as defined herein) when a lessee defaults and the cost of remarketing and releasing such repossessed Flight Equipment; compliance with significant government regulations; the success at our MRO (as defined herein) facilities is dependent on continued outsourcing by airlines; a shortage of skilled personnel or work stoppages; inability to obtain certain components and raw materials from suppliers; competitive pressures; risks associated with operating internationally; the value of liens on our Flight Equipment; ownership rights over an engine affixed to an aircraft; risks associated with business acquisitions; continued availability of financing; restrictive and financial covenants in our existing debt; product and other liability claims; risks associated with suppling equipment and services to the U.S. government; cyber or other security threats or other disruptions; compliance with environmental requirements; payment of capital expenditures; our lack of ownership of certain intellectual property that is important to our business; dependence on our facilities; damage to our reputation by improper conduct of employees, agents, and others; limitations on employee compensation as a result of the CARES Act; the loss of certain key employees; insolvency of any of our customers; exposure to intellectual property litigation; and the factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022.

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

Unless otherwise stated or the context otherwise requires, references in this Quarterly Report to the “Company,” “AerSale,” “we,” “us,” “our” and similar terms refer to AerSale Corporation and its consolidated subsidiaries.

i

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)

Current assets:
Cash and cash equivalents	$171,724	$130,188
Accounts receivable, net of allowance for doubtful accounts of $1,267 and $1,692 as of March 31, 2022 and December 31, 2021	42,894	42,571
Inventory:
Aircraft, airframes, engines, and parts, net	80,295	81,759
Advance vendor payments	16,228	14,287
Deposits, prepaid expenses, and other current assets	3,208	2,724
Total current assets	314,349	271,529
Fixed assets:
Aircraft and engines held for lease, net	53,579	73,364
Property and equipment, net	8,494	7,350
Inventory:
Aircraft, airframes, engines, and parts, net	68,816	77,534
Deferred income taxes	10,788	10,013
Deferred financing costs, net	887	999
Deferred customer incentives and other assets, net	470	598
Goodwill	19,860	19,860
Other intangible assets, net	25,713	26,238
Total assets	$502,956	$487,485

Current liabilities:
Accounts payable	$20,168	$19,967
Accrued expenses	6,811	8,424
Income tax payable	8,418	3,443
Lessee and customer purchase deposits	25,849	33,212
Deferred revenue	2,322	2,860
Total current liabilities	63,568	67,906

Long-term lease deposits	605	2,053
Maintenance deposit payments and other liabilities	2,320	3,403
Deferred income taxes, net	1,113	1,113
Warrant liability	5,365	4,131
Total liabilities	72,971	78,606
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 51,688,057 and 51,673,099 shares as of March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	317,781	313,901
Retained earnings	112,199	94,973
Total stockholders' equity	429,985	408,879
Total liabilities and stockholders’ equity	$502,956	$487,485

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Products	$92,368	$25,126
Leasing	8,201	6,256
Services	22,237	27,053
Total revenue	122,806	58,435
Cost of sales and operating expenses:
Cost of products	57,928	13,806
Cost of leasing	2,189	2,767
Cost of services	15,986	22,027
Total cost of sales	76,103	38,600
Gross profit	46,703	19,835
Selling, general, and administrative expenses	23,766	13,310
Payroll support program proceeds	-	(6,363)
Income from operations	22,937	12,888
Other income (expenses):
Interest expense, net	(195)	(258)
Other income, net	365	94
Change in fair value of warrant liability	(1,234)	(224)
Total other expenses	(1,064)	(388)
Income before income tax provision	21,873	12,500
Income tax expense	(4,647)	(2,482)
Net income	$17,226	$10,018

Earnings per share - basic	$0.33	$0.24
Earnings per share - diluted	$0.32	$0.23

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(in thousands, except per share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2021	$5	51,673,099	$313,901	$94,973	$408,879
Share-based compensation	-	-	3,755	-	3,755
Shares issued under the 2020 Employee Stock Purchase Plan	-	11,988	125	-	125
Shares issued under the 2020 Equity Incentive Plan	-	2,970	-	-	-
Net income	-	-	-	17,226	17,226
Balance at March 31, 2022	$5	51,688,057	$317,781	$112,199	$429,985

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2020	$4	41,046,216	$292,593	$58,858	$351,455
Issuance of Earn-Out shares	-	1,855,634	(269)	-	(269)
Shares issued upon exercise of warrants	-	47,411	545	-	545
Net income	-	-	-	10,018	10,018
Balance at March 31, 2021	$4	42,949,261	$292,869	$68,876	$361,749

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$17,226	$10,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,865	3,487
Amortization of debt issuance costs	112	150
Inventory reserve	(50)	74
Provision for doubtful accounts	(424)	(144)
Deferred income taxes	(775)	(284)
Change in fair value of warrant liability	1,234	224
Stock-based compensation	3,755	-
Changes in operating assets and liabilities:
Accounts receivable	(5,527)	1,713
Inventory	28,174	(27,020)
Deposits, prepaid expenses, and other current assets	(484)	2,590
Deferred customer incentives and other assets	123	-
Advance vendor payments	(1,941)	(4,514)
Accounts payable	201	2,857
Income tax payable	4,975	5
Accrued expenses	(1,611)	(1,420)
Deferred revenue	(538)	(1,777)
Lessee and customer purchase deposits	(3,184)	-
Other liabilities	(1,083)	80
Net cash provided by (used in) operating activities	43,048	(13,961)
Cash flows from investing activities:
Proceeds from sale of assets	-	4,420
Purchase of property and equipment	(1,637)	(443)
Net cash (used in) provided by investing activities	(1,637)	3,977
Cash flows from financing activities:
Cash paid for employee taxes on withholding shares	-	(269)
Proceeds from exercise of warrants	-	545
Proceeds from the issuance of Employee Stock Purchase Plan shares	125	-
Net cash provided by financing activities	125	276

Increase (decrease) in cash and cash equivalents	41,536	(9,708)
Cash and cash equivalents, beginning of period	130,188	29,317
Cash and cash equivalents, end of period	$171,724	$19,609

Supplemental disclosure of cash activities
Income taxes	277	98
Interest	141	167
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory (from) equipment held for lease, net	(17,942)	(2,061)

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with Generally Accepted Accounting Policies in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the 2021 Annual Report, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Leasing Revenues

The Company leases flight equipment under operating leases that contain monthly base rent and reports rental income straight line over the life of the lease as it is earned. Additionally, the Company’s leases provide for supplemental rent, which is calculated based on actual hours or cycles of utilization and, for certain components, based on the amount of time until maintenance of that component is required. In certain leases, the Company records supplemental rent paid by the lessees as maintenance deposit payment liabilities in recognition of the Company’s contractual commitment to reimburse qualifying maintenance. Reimbursements to the lessees upon receipt of evidence of qualifying maintenance work are charged against the existing maintenance deposit payment liabilities. In leases where the Company is responsible for performing certain repairs or replacement of aircraft components or engines, supplemental rent is recorded as revenue in the period earned. In the event of premature lease termination or lessee default on the lease terms, revenue recognition will be discontinued when outstanding balances beyond the customers’ deposits are held. Payment terms for leased flight equipment are due upon receipt.

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

For most service contracts, performance obligations are satisfied over time as work progresses based on transfer of control of products and services to our customers. The Company receives payments from our customers based on billing schedules or contractual terms.

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

New Accounting Pronouncements Not Yet Adopted

On February 2016, the Financial Accounting Standards Board (“FASB”) issued “Leases (Topic 842)”, which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Topic 842 will be effective for the Company for the annual period beginning on January 1, 2022, the impact of which will be reflected in the fourth quarter of 2022 recorded retroactively at the beginning of the period of adoption through a cumulative-effect adjustment. We plan to elect the practical expedients, which permits us to not reassess (i) whether any expired or existing contracts are or contain leases,

(ii) the lease classification for any expired leases and (iii) indirect costs for any existing leases. In addition, the practical expedient allows us not to separate lease and non-lease components for both lessee and lessor relationships and to not apply the recognition requirements to leases with terms of less than 12 months. Based on preliminary estimates, our adoption is expected to result in the recognition of operating lease right of use assets of approximately $13.8 million and lease liabilities of approximately $14.9 million on January 1, 2022. We are continuing our assessment, which may identify additional impacts that Topic 842 could have on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will become effective for the Company beginning January 1, 2023, with early adoption permitted, on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

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

Payroll Support Programs

The Company has also taken steps to improve our liquidity, including seeking financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Certain of the Company’s subsidiaries have received $16.4 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program under the CARES Act, of which $3.7 million was received and recognized as payroll support program proceeds during the first quarter of 2021. As part of the Payroll Support Extension Law, the Company entered into an agreement with the Treasury on March 4, 2021 for the receipt of relief funds of $5.5 million, of which $2.7 million was recognized as payroll support program proceeds during the first quarter of 2021. The total unrecognized amount of collected proceeds from payroll support programs as of March 31, 2021 is $2.9 million. Pursuant to the American Rescue Plan Act of 2021 (“ARP”), we entered into an agreement with the Treasury on April 16, 2021 for the receipt of relief funds of an additional $5.5 million. No amounts were received or recognized under any of these programs during the three months ended March 31, 2022.

In connection with the financial assistance the Company has received under the Payroll Support Program, it is required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. The agreement requires the Company to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, the Company is subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, as well as limitations on the payment of certain employee compensation through April 1, 2023. These restrictions may affect the Company’s operations and if the Company does not comply with these provisions, it may be required to reimburse up to 100% of any previously received relief funds. In particular, limitations on compensation may adversely impact our ability to attract and retain senior management or attract other key employees during this critical time. As of March 31, 2022, we have been in compliance with all applicable provisions of the CARES Act, Payroll Support Program and ARP.

NOTE C — SIGNIFICANT RISKS AND UNCERTAINTIES

Impact of Ukraine Conflict and Russia Sanctions

In February of 2022, Russia invaded Ukraine and is still engaged in an active conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and terminated our three leases with operators doing business in Russia, successfully recovering two aircraft and seeking to recover one engine with a low book value and for which we have insurance coverage. Although the current sanctions prohibit the continuation of certain business activities, the three leases referenced were naturally scheduled to expire in 2022 and therefore will not have a material impact on our business or 2022 financial condition. While it is difficult to predict the short or long term implications of this conflict and sanctions on the global economy and the aviation industry, we intend to fully comply with all applicable sanctions and embargoes, and do not expect the current situation will have a material adverse effect on our results of operations.

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

Contract assets are as follows (in thousands):

	March 31, 2022	December 31, 2021	Change
Contract assets	$14,173	$13,221	$952

Contract assets are reported within accounts receivable on our Condensed Consolidated Balance Sheets. Changes in contract assets primarily results from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our Condensed Consolidated Balance Sheets and amounted to $2.9 million as of December 31, 2021, of which $2.6 million was related to contract liabilities for services performed. For the three months ended March 31, 2022, the Company recognized as revenue $1.3 million of contract liabilities included in the beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$14,409	$819	$15,228
Whole asset sales	51,920	23,955	75,875
Engineered solutions	-	1,265	1,265
Total products	66,329	26,039	92,368
Leasing	8,201	-	8,201
Services	-	22,237	22,237
Total revenues	$74,530	$48,276	$122,806

	Three months ended March 31,
	2021
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$9,225	$1,143	$10,368
Whole asset sales	13,771	-	13,771
Engineered solutions	-	987	987
Total products	22,996	2,130	25,126
Leasing	6,256	-	6,256
Services	-	27,053	27,053
Total revenues	$29,252	$29,183	$58,435

NOTE E — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	March 31, 2022	December 31, 2021
Used serviceable materials	$62,990	$65,496
Work-in-process	20,104	12,462
Whole assets	66,017	81,335
	$149,111	159,293
Less short term	(80,295)	(81,759)
Long term	$68,816	$77,534

The Company did not record inventory reserves for the three months ended March 31, 2022 and 2021.

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

Goodwill and other intangibles as of the below dates are (in thousands):

	March 31, 2022	December 31, 2021
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	March 31, 2022	December 31, 2021
Qwest:
Customer relationships	10	$6,870	$7,109
ALGS:
Customer relationships	10	65	70
ACS:
Customer relationships	10	1,400	1,453
ACT:
Customer relationships	10	7,048	7,276
Total intangible assets with definite lives		$15,383	$15,908

Total amortization expense amounted to $0.5 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. Accumulated amortization amounted to $5.6 million and $5.1 million as of March 31, 2022 and December 31, 2021, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE G — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	March 31, 2022	December 31, 2021
Tooling and equipment	7 - 15	$13,674	$13,530
Furniture and other equipment	5	9,107	7,928
Computer software	5	2,160	1,998
Leasehold improvements	3 - 6	3,787	3,632
Equipment under capital lease	5	192	192
		28,920	27,280
Less accumulated depreciation		(20,426)	(19,930)
		$8,494	$7,350

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $0.5 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE H — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for operating leases, net, as of the below dates consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Aircraft and engines held for operating leases	$172,486	$197,397
Less accumulated depreciation	(118,907)	(124,033)
	$53,579	$73,364

Total depreciation expense amounted to $1.9 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively, and is included in cost of leasing in the Condensed Consolidated Statements of Operations.

Supplemental rents recognized as revenue totaled $3.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

The Company’s current operating lease agreements for leased flight equipment expire over the next month to two years. The amounts in the following table are based upon the assumption that flight equipment under operating leases will remain leased for the length of time specified by the respective lease agreements. Minimum future annual lease rentals contracted to be received under existing operating leases of flight equipment were as follows (in thousands):

Year ending December 31:
Remainder of 2022	$6,424
2023	1,026
Total minimum lease payments	$7,450

NOTE I — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation and related benefits	$3,897	$6,294
Accrued legal fees	559	377
Commission fee accrual	220	115
Accrued federal, state and local taxes and fees	154	243
Other	1,981	1,395
	$6,811	$8,424

NOTE J – WARRANT LIABILITY

Warrants to purchase a total of 750,000 and 835,014 shares of the Company’s common stock were outstanding as of March 31, 2022 and December 31, 2021. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The Private Warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Merger, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Condensed Consolidated Statement of Operations. The fair value of the Private Warrants as of March 31, 2021 was determined using the market price of the Company’s public warrants adjusted for their lack of liquidity. Effective December 29, 2021 all public warrants were redeemed on a cashless basis and ceased trading on Nasdaq. As a result, the Black-Scholes option pricing model was adopted as of March 31, 2022 with the following assumptions:

March 31, 2022
Risk-free interest rate	2.51%
Expected volatility of common stock	41.16%
Dividend yield	-
Expected option term in years	3.7

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

Change in fair value of warrant liability expense recognized in the Company's Condensed Consolidated Statement of Operations was $1.2 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$17,226	$10,018
Reversal of loss on change in fair value of warrant liability	-	224
Net income adjusted for EPS - diluted	$17,226	$10,242

Weighted-average number of shares outstanding - basic	51,686,583	42,212,134
Additional shares from assumed stock-settled restricted stock units	1,818,745	115,959
Additional shares from assumed exercise of public warrants	481	1,869,098
Additional shares purchasable for employee stock purchase plan	4,703	-
Weighted-average number of shares outstanding - diluted	53,510,512	44,197,191

Earnings per share – basic:	$0.33	$0.24
Earnings per share – diluted:	$0.32	$0.23

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed exercise of Private Warrants	188,913	-

NOTE L — BUSINESS SEGMENTS

Consistent with how our chief operating decision maker (Chairman and Chief Executive Officer) evaluates performance and utilizes gross profit as a profitability measure, the Company reports its activities in two business segments:

●	Asset Management Solutions — comprised of activities to extract value from strategic asset acquisitions through leasing, trading, or disassembling for product sales.
●	TechOps — comprised of MRO activities; and product sales of internally developed engineered solutions and other serviceable products.

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

The TechOps segment consists of aftermarket support and services businesses that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, cargo conversions of wide-body aircraft, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenues consist of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges for operators. In order to develop these products, the Company engages in research and development activities. Periodically, the Company’s TechOps segment engages in the repair and sale of used serviceable materials through its ability to overhaul existing inventory, or sale of whole assets dedicated to its business.

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

Selected financial information for each segment for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues
Asset Management Solutions
Aircraft	$14,983	$10,452
Engine	59,547	18,800
	74,530	29,252
TechOps
MRO services	22,237	27,053
Product sales	2,084	2,130
Whole asset sales	23,955	—
	48,276	29,183
Total	$122,806	$58,435

	Three Months Ended March 31,
	2022	2021
Gross profit
Asset Management Solutions
Aircraft	$5,365	$4,463
Engine	26,010	9,124
	31,375	13,587
TechOps
MRO services	6,251	5,026
Product sales	1,204	1,222
Whole asset sales	7,873	—
	15,328	6,248
Total	$46,703	$19,835

	March 31, 2022	December 31, 2021
Total Assets
Asset Management Solutions	$378,369	$370,378
Tech Ops	117,848	112,742
Corporate	6,739	4,365
	$502,956	$487,485

The following table reconciles segment gross profit to net income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Segment gross profit	$46,703	$19,835
Selling, general and administrative expenses	(23,766)	(13,310)
Payroll support program proceeds	-	6,363
Interest expense, net	(195)	(258)
Other income, net	365	94
Change in fair value of warrant liability	(1,234)	(224)
Income tax expense	(4,647)	(2,482)
Net income	$17,226	$10,018

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three months ended March 31, 2022 and 2021, is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Asset Management Solutions	$64	$1,447
TechOps	7,005	2,158
Total intersegment revenues	$7,069	$3,605

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

Lease Commitments

The Company leases office space, warehouses, hangars and equipment in connection with its operations under various operating leases, many of which contain escalation clauses.

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) are (in thousands):

Year ending December 31:
Remainder of 2022	$3,071
2023	3,618
2024	3,150
2025	2,149
2026	1,851
Thereafter	2,601
Total minimum lease payments	$16,440

Expenses incurred under the operating lease agreements was $1.4 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. Operating lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

NOTE N — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 51,688,057 and 42,949,261 shares were issued and outstanding as of March 31, 2022 and 2021, respectively.

Earn-Out Shares

Upon consummation of the Merger and in each case on or prior to the fifth anniversary of the Closing, the pre-closing holders of AerSale Aviation’s common stock and the holders of in-the-money SARs (as defined in the Merger Agreement) received a contingent right to receive up to 3,000,000 additional shares of the Company’s common stock. Additionally, certain pre-closing holders of AerSale Aviation’s common stock received a contingent right to receive 746,876 shares of the Company’s common stock. Effective February 8, 2021, the contingent event related to the Minimum Target Earn-Out Shares (as defined by the Merger Agreement) was met and 1,855,634 shares were issued. Effective October 22, 2021, the contingent event related to the Maximum Target Earn-Out Shares was met and 1,854,169 shares were issued. The remaining shares pursuant to the contingent rights were withheld to cover employee taxes.

The Company determined the Earn-Out Shares (as defined by the Merger Agreement) to be classified as equity under ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” as the contingent right is indexed to the Company’s stock and accordingly, the accrual of the Earn-Out Shares as of March 31, 2021 had no impact on the Company’s condensed consolidated financial statements. There are no Earn-Out Shares contingent as of March 31, 2022 and December 31, 2021.

Unvested Founder Shares

Upon the consummation of the Merger, certain pre-closing holders of AerSale Corporation’s common stock agreed to defer the vesting of an aggregate of 700,000 shares (the “Unvested Founder Shares”), half of which will vest at such time as the Minimum Target (as defined in the Merger Agreement) and the other half of which will vest at the Maximum Target (as defined in the Merger Agreement). The Unvested Founder Shares will also vest upon the occurrence of a Liquidity Event (as defined by the Merger Agreement) on or prior to the fifth anniversary of the date of the Amended and Restated Founder Shares Agreement, solely to the extent the Liquidity Event Consideration (as defined in the Merger Agreement) is greater than $13.50, in which case half of the Unvested Founder Shares which will vest, or $15.00, in which case the other half of the Unvested Founder Shares will also vest. Pursuant to the Amended and Restated Founder Shares Agreement, the holders of the Unvested Founder Shares have retained the right to vote such Unvested Founder Shares prior to vesting. Unvested Founder Shares that have not vested on or prior to the fifth anniversary of the Closing Date will be forfeited.

Effective February 8, 2021, the contingency event related to the Minimum Target was met and half of the Unvested Founder Shares vested. Effective October 22, 2021, the contingent event related to the Maximum Target was met and the other half of the Unvested Founder Shares vested. There are no Unvested Founder Shares as of March 31, 2022 and December 31, 2021.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has registered 4,200,000 shares of common stock issuable under the Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the

Board of Directors of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Company's Compensation Committee. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; interpret and administer the 2020 Plan and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the three months ended March 31, 2022 and 2021 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2021	1,669,300	$10.10	$2.02
Granted	41,156	15.39	1.92
Forfeited	(3,370)	12.46	2.25
Issued	(2,970)	10.00	-
Outstanding March 31, 2022	1,704,116	$10.22	$2.02

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2020	-	$-	$-
Granted	1,634,000	10.00	2.96
Outstanding March 31, 2021	1,634,000	$10.00	$2.96

The Company’s restricted stock units include 1,595,000 performance restricted stock units (“2021 PSUs”) that achieved the 200% performance milestone as of March 31, 2022. This is the highest level of performance condition to be achieved and results in total shares to be issued of 3,190,000, subject to a time vesting schedule of one-third on December 22, 2022 and two-thirds on December 22, 2023. The remaining awards vest over a period ranging from one to three years.

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

For the three months ended March 31, 2022, the Company recognized share-based compensation expense for the 2021 PSUs of $3.5 million, given the achievement of the 200% performance milestone. For the three months ended March 31, 2021, no expense was recognized for the 2021 PSUs given that the milestone achievements were not deemed probable for accounting purposes.

2020 Employee Stock Purchase Plan

The Company also maintains a 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. During the three-months ended March 31, 2022, the Company issued 11,988 shares pursuant to the ESPP. No shares were issued during the three month period ended March 31, 2021.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis together with the financial statements and related notes including Part II, Item 7 of AerSale’s Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K). This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the 2021 Form 10-K.

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

We are a worldwide provider of aftermarket commercial aircraft, engines, and their parts to passenger and cargo airlines, leasing companies, original equipment manufacturers (“OEM”), government and defense contractors, and maintenance, repair and overhaul (“MRO”) service providers. We report our activities in two business segments: Asset Management Solutions, comprised of activities that extract value from strategic asset acquisitions either as whole assets or by disassembling for used serviceable material (“USM”); and TechOps, comprised of MRO activities for aircraft and their components, sales of internally developed engineered solutions and other serviceable products.

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

Impact of Ukraine Conflict and Russia Sanctions

In February of 2022, Russia invaded Ukraine and is still engaged in an active conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and terminated our three leases with operators doing business in Russia, successfully recovering two aircraft and seeking to recover one engine of material value and for which we have insurance coverage. Although the current sanctions prohibit the continuation of certain business activities, the three leases referenced were naturally scheduled to expire in 2022 and therefore will have no material impact on our business or 2022 financial condition. While it is difficult to predict the short or long term implications of this conflict and sanctions on the global economy and the aviation industry, we intend to fully comply with all applicable sanctions and embargoes, and do not expect the current situation will have a material adverse effect on our results of operations.

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note A to our condensed consolidated financial statements as well as in Item 8, Note B of the Annual Report.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Sales and gross profit for AerSale’s two business segments for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Percent Change
Revenue
Asset Management Solutions
Aircraft	$14,983	$10,452	43.4%
Engines	59,547	18,800	216.7%
	74,530	29,252	154.8%
TechOps
MRO	22,237	27,053	(17.8)%
Product Sales	2,084	2,130	(2.2)%
Whole Asset Sale	23,955	—	100.0%
	48,276	29,183	65.4%

Total	$122,806	$58,435	110.2%

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$5,365	$4,463	20.2%
Engines	26,010	$9,124	185.1%
	31,375	13,587	130.9%
TechOps
MRO	6,251	$5,026	24.4%
Product Sales	1,204	$1,222	(1.5)%
Whole Asset Sale	7,873	$—	100.0%
	15,328	6,248	145.3%

Total	$46,703	$19,835	135.5%

Total revenues for the three-months ended March 31, 2022 increased $64.4 million or 110.2% compared to 2021, driven by an increase of $45.3 million, or 154.8%, within Asset Management Solutions, and an increase of $19.1 million, or 65.4%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $45.3 million or 154.8%, to $74.5 million for the three months ended March 31, 2022, due to a $40.8 million, or 216.7%, increase in revenues from Engines; and a  $4.5 million, or 43.4%, increase in revenues from Aircraft. The increase in Engines revenues is primarily attributable to increased activity in the RB211 and CFM56 product line as a result of higher Flight Equipment sales in the amount of $35.3 million, and higher USM part sales in the RB211 and CFM56 product lines totaling $3.4 million. The increase in Aircraft revenue is primarily attributable to increased activity in the B757 product line due to higher Flight Equipment sales in the amount of $6.7 million, offset by lower B737 Flight Equipment sales in the amount of $3.9 million.

Cost of sales in Asset Management Solutions increased $27.5 million or 175.5%, to $43.2 million for the three months ended March 31, 2022, compared to the prior year period. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in the Asset Management Solutions segment increased $17.8 million to $31.4 million, or 130.9%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The gross profit increase is mainly attributable to higher revenues generated for the three months ended March 31, 2022, as noted above.

Aircraft gross profit margins decreased to 35.8% for the three months ended March 31, 2022, from 42.7% for the three months ended March 31, 2021 due to lower margin on Flight Equipment sales. Engine gross profit margin was 43.7% for the three months ended March 31, 2022, a decrease from 48.5% for the three months ended March 31, 2021, which was primarily the result of lower margins on Flight Equipment sales.

TechOps

Our revenue from TechOps increased by $19.1 million or 65.4%, to $48.3 million for the three months ended March 31, 2022, compared to the prior year period. The increase was primarily driven by the sale of Flight Equipment, which was purchased and controlled by the TechOps segment prior to its ultimate sale; offset by lower revenues from services as a result of a shift in resources to support our cargo conversion projects on the B757 product line, as well as lower storage and related maintenance activities in our Roswell facility as operators continue to return aircraft into active status.

Cost of sales in TechOps increased $10.0 million or 43.7%, to $32.9 million for the three months ended March 31, 2022 compared to the prior year period, driven by costs generated from the sale of Flight Equipment of $16.1 million; offset by lower cost of sales on MRO Services due to lower revenues as noted above. Gross profit in TechOps increased $9.1 million, or 145.3% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by the profit generated from the sale of Flight Equipment of $7.9 million and higher gross profit of $1.2 million on MRO Services. Gross profit margin increased to 31.8% for the three months ended March 31, 2022 compared to 21.4% for the three months ended March 31, 2021, and was largely attributable to margin generated on the sale of Flight Equipment of 32.9%, as well as higher margin on MRO Services of 28.1% for the three months ended March 31, 2022 compared to 18.6% during the three month ended March 31, 2021, driven by higher margin maintenance work at our Goodyear facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.5 million, or 78.6% to $23.8 million for the three months ended March 31, 2022, compared to the prior year period. The increase was mostly related to stock-based compensation expense of $3.8 million for performance restricted stock units not deemed probable of achieving performance targets as of the first quarter of 2021. The remaining increase relates to higher payroll expenses associated with market adjustments and additional headcount, as well as repair and maintenance charges on Flight Equipment.

Payroll Support Program Proceeds

We recognized CARES Act proceeds of $6.4 million during the three months ended March 31, 2021. No such proceeds have been received or recognized during the three months ended March 31, 2022.

As of March 31, 2022, we are in compliance with the applicable provisions of the CARES Act, Payroll Support Extension Law, and American Rescue Plan Act of 2021.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes simulation model. For the three months ended March 31, 2022, we recorded a $1.2 million loss on the change in fair value of the warrant liability, compared to a $0.2 million loss in the prior year period.

Interest Expense

Interest expense decreased to $0.2 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021 and was primarily related to unused balance fees on our amended and restated revolving credit agreement (the “Revolving Credit Agreement”).

Income Taxes

The effective tax rate for the three months ended March 31, 2022 was 21.2% compared to 19.9% for the three months ended March 31, 2021. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2022 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2021 is primarily due to the impact of state income taxes, offset by the foreign derived intangible income deduction.

Financial Position, Liquidity and Capital Resources

As of March 31, 2022, we had $171.7 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. There were no borrowings during the three months ended March 31, 2022. We had no outstanding balance on the Company’s Revolving Credit Agreement as of March 31, 2022, and we had $111.6 million of availability thereunder. We generated cash flows from operations of $43.0 million for the three months ended March 31, 2022, and utilized cash for investing activities of $1.6 million for the three months ended March 31, 2022.

We believe our equity base, internally generated funds, and existing availability under our debt facility are sufficient to maintain our level of operations through March 31, 2023. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

Cash Flows— Three months ended March 31, 2022 compared to three months ended March 31, 2021

Cash Flows from Operating Activities

Net cash provided by operating activities was $43.0 million for the three months ended March 31, 2022, compared to cash used in operating activities of $14.0 million for the same period in 2021. The increase of $57.0 million was primarily due to higher net income and the sale of Flight Equipment, offset by the timing of collections and applications of lease and purchase deposits and accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities was ($1.6) million for the three months ended March 31, 2022, compared to cash provided of $4.0 million in the same period for 2021. Cash used in investing activities during the three months ended March 31, 2022 is primarily related to capital expenditures. Cash provided by investing activities during the three months ended March 31, 2021 was driven by the sale of Flight Equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, compared to cash provided of $0.3 million in the same period for 2021. Cash provided by financing activities during the three months ended March 31, 2022 is primarily related to the proceeds from the issuance and the sale of shares under the Employee Stock Purchase Plan (“ESPP”). Cash provided by financing activities during the three months ended March 31, 2021 is the result of proceeds from the exercise of public warrants.

Debt Obligations and Covenant Compliance

Our Revolving Credit Agreement provided commitments for a $110.0 million revolving credit facility and includes a $10.0 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans.” The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes.

Effective March 12, 2021, we amended our Revolving Credit Agreement to increase our commitments under the Revolving Credit Agreement to a $150.0 million aggregate amount, subject to borrowing base limitations, and to extend the maturity date to March 12, 2024, subject to certain conditions.

As of March 31, 2022, there was no outstanding balance under the Revolving Credit Agreement and we had $111.6 million of availability thereunder. We were in compliance with our debt covenants as of March 31, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022. Refer to Note M – Commitments and Contingencies within our Condensed Consolidated Financial Statements for a listing of our non-cancelable contractual obligations under operating leases.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2021 Annual Report. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three months ended March 31, 2022, there were no material changes in our estimates and critical accounting policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Amended and Restated Credit Agreement, or the Credit Facility, which has variable interest rates tied to LIBOR. As of March 31, 2022, we had no outstanding variable rate borrowings under our Credit Facility. Therefore, a ten percent increase in the average interest rate affecting our variable rate debt outstanding as of March 31, 2022 would not have had a material impact on our interest expense, financial position or continuing operations.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three months ended March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of March 31, 2022.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The war in the Ukraine is creating an adverse climate for our business. The U.S. government has imposed enhanced export restrictions and controls on certain products and technology, as well as sanctions on certain industry sectors and parties in Russia, Belarus and parts of the Ukraine. The governments of other jurisdictions in which we may conduct business, such as the European Union, have also implemented sanctions or other restrictive measures. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, the Company ceased pursuing future business in Russia and terminated our three leases with operators doing business in Russia, successfully repossessing two aircraft and seeking to repossess one engine. These sanctions and enhanced export controls, as well as any responses from Russia may adversely affect the Company and/or our supply chain, business partners or customers, flight activity, demand for MRO and leasing services and the related macro environment. The economic and security conditions may limit the Company’s ability to provide its services or products to certain customers, as well as limit its ability to receive payments.  The totality of these events, sanctions and restrictions may have a material adverse effect on our business, financial condition, liquidity and results of operations. These sanctions and restrictions may also jeopardize and adversely impact the availability and cost of insurance which covers any assets or operations that may be subject to these restrictions and enhanced sanctions.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2022, we did not repurchase any of our outstanding shares of common stock.

The following table provides information about repurchases of our Public Warrants during the three months ended March 31, 2022:

Period	Total Number of Warrants Redeemed	Average Price Paid per Warrant	Total Number of Warrants Redeemed as Part of Publicly Announced Program (a)	Maximum number of Warrants that may yet be redeemed under the plans or programs (a)
January 1 through January 31, 2022	85,014	$ 0.01	85,014	-
February 1 through February 28, 2022	-	-	-	-
March 1 through March 31, 2022	-	-	-	-
	85,014		85,014

(a) On November 29, 2021, we provided notice to holders of all of our outstanding publicly traded warrants to purchase 17,250,000 shares  of our common stock (the “Public Warrants”) that we would be redeeming all of the Public Warrants for a redemption price of $0.01 per Public Warrant on December 29, 2021 (the “Redemption”). On December 29, 2021, we effected the Redemption and the Public Warrants ceased trading on Nasdaq. Prior to December 29, 2021, a total of 16,357,872 Public Warrants were exercised on a cashless basis in lieu of being redeemed, resulting in net issuances of 6,079,966 shares of our common stock under such Public Warrants. Subsequent to December 31, 2021, a total of 85,014 unexercised Public Warrants were redeemed for the redemption price of $0.01 per Public Warrant pursuant to the Redemption.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	12/9/2019

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	10-Q	001-38801	2.1	8/14/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated By laws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information continued in Exhibits 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	May 10, 2022	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, Division President, TechOps and Director
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)