Form 10-Q
period 2022-06-30
AerSale Corp
filed 2022-08-09
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number 001-38801

AerSale Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-3976002
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

255 Alhambra Circle, Suite 435
Coral Gables, FL	33134
(Address of Principal Executive Offices)	(Zip Code)

(305) 764-3200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ASLE	The Nasdaq Capital Market

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

The number of shares of Registrant’s common stock outstanding as of August 3, 2022 was 51,726,798.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements relating to the Merger (as defined herein), the impact of the COVID-19 pandemic and the geopolitical events related to the Russian invasion of Ukraine on our business, changes in the market for our services, changes in applicable laws or regulations, our ability to launch new services and products or to profitably expand into new markets, and the possibility that we may be adversely affected by other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the impact of the COVID-19 pandemic and geopolitical events related to the Russian invasion of Ukraine on our business; factors that adversely impact the commercial aviation industry; fluctuation of market values for our aviation products; our inability to repossess Flight Equipment (as defined herein) when a lessee defaults and the cost of remarketing and releasing such repossessed Flight Equipment; compliance with significant government regulations; the success at our MRO (as defined herein) facilities is dependent on continued outsourcing by airlines; a shortage of skilled personnel or work stoppages; inability to obtain certain components and raw materials from suppliers; competitive pressures; risks associated with operating internationally; the value of liens on our Flight Equipment; ownership rights over an engine affixed to an aircraft; risks associated with business acquisitions; continued availability of financing; restrictive and financial covenants in our existing debt; product and other liability claims; risks associated with supplying equipment and services to the U.S. government; cyber or other security threats or other disruptions; compliance with environmental requirements; payment of capital expenditures; our lack of ownership of certain intellectual property that is important to our business; dependence on our facilities; damage to our reputation by improper conduct of employees, agents, and others; limitations on employee compensation as a result of the CARES Act; the loss of certain key employees; insolvency of any of our customers; exposure to intellectual property litigation; and the factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)

Current assets:
Cash and cash equivalents	$197,240	$130,188
Accounts receivable, net of allowance for doubtful accounts of $1,272 and $1,692 as of June 30, 2022 and December 31, 2021	43,896	42,571
Inventory:
Aircraft, airframes, engines, and parts, net	74,327	81,759
Advance vendor payments	20,994	14,287
Deposits, prepaid expenses, and other current assets	3,206	2,724
Total current assets	339,663	271,529
Fixed assets:
Aircraft and engines held for lease, net	42,313	73,364
Property and equipment, net	10,052	7,350
Inventory:
Aircraft, airframes, engines, and parts, net	67,083	77,534
Deferred income taxes	12,326	10,013
Deferred financing costs, net	774	999
Deferred customer incentives and other assets, net	478	598
Goodwill	19,860	19,860
Other intangible assets, net	25,183	26,238
Total assets	$517,732	$487,485

Current liabilities:
Accounts payable	$22,180	$19,967
Accrued expenses	6,817	8,424
Income tax payable	7,537	3,443
Lessee and customer purchase deposits	6,437	33,212
Deferred revenue	7,207	2,860
Total current liabilities	50,178	67,906

Long-term lease deposits	-	2,053
Maintenance deposit payments and other liabilities	1,881	3,403
Deferred income taxes, net	1,113	1,113
Warrant liability	3,983	4,131
Total liabilities	57,155	78,606
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 51,706,168 and 51,673,099 shares as of June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	321,918	313,901
Retained earnings	138,654	94,973
Total stockholders' equity	460,577	408,879
Total liabilities and stockholders’ equity	$517,732	$487,485

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	$108,622	$56,175	$200,990	$81,301
Leasing	7,355	6,366	15,556	12,622
Services	23,631	29,380	45,868	56,433
Total revenue	139,608	91,921	262,414	150,356
Cost of sales and operating expenses:
Cost of products	63,019	40,387	120,947	54,193
Cost of leasing	2,531	2,464	4,720	5,231
Cost of services	19,078	18,332	35,064	40,359
Total cost of sales	84,628	61,183	160,731	99,783
Gross profit	54,980	30,738	101,683	50,573
Selling, general, and administrative expenses	23,503	16,966	47,269	30,276
Payroll support program proceeds	-	(8,405)	-	(14,768)
Income from operations	31,477	22,177	54,414	35,065
Other income (expenses):
Interest expense, net	(183)	(251)	(378)	(509)
Other income, net	116	155	481	249
Change in fair value of warrant liability	1,382	(407)	148	(631)
Total other income (expenses)	1,315	(503)	251	(891)
Income before income tax provision	32,792	21,674	54,665	34,174
Income tax expense	(6,337)	(5,126)	(10,984)	(7,608)
Net income	$26,455	$16,548	$43,681	$26,566

Earnings per share - basic	$0.51	$0.39	$0.85	$0.62
Earnings per share - diluted	$0.47	$0.38	$0.81	$0.61

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and six months ended June 30, 2022 and 2021

(in thousands, except share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2021	$5	51,673,099	$313,901	$94,973	$408,879
Share-based compensation	-	-	3,755	-	3,755
Shares issued under the 2020 Employee Stock Purchase Plan	-	11,988	125	-	125
Shares issued under the 2020 Equity Incentive Plan	-	2,970	-	-	-
Net income	-	-	-	17,226	17,226
Balance at March 31, 2022	$5	51,688,057	$317,781	$112,199	$429,985
Share-based compensation	-	-	3,917	-	3,917
Shares issued under the 2020 Employee Stock Purchase Plan	-	18,111	220	-	220
Net income	-	-	-	26,455	26,455
Balance at June 30, 2022	$5	51,706,168	$321,918	$138,654	$460,577

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2020	$4	41,046,216	$292,593	$58,858	$351,455
Issuance of Earn-Out shares	-	1,855,634	(269)	-	(269)
Shares issued upon exercise of warrants	-	47,411	545	-	545
Net income	-	-	-	10,018	10,018
Balance at March 31, 2021	$4	42,949,261	$292,869	$68,876	$361,749
Share-based compensation	-	-	150	-	150
Net Income	-	-	-	16,548	16,548
Balance at June 30, 2021	$4	42,949,261	$293,019	$85,424	$378,447

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$43,681	$26,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,757	6,699
Amortization of debt issuance costs	225	257
Inventory reserve	1,810	5,016
Impairment of aircraft held for lease	857	-
Provision for doubtful accounts	(419)	(151)
Deferred income taxes	(2,313)	(284)
Change in fair value of warrant liability	(148)	631
Share-based compensation	7,672	150
Changes in operating assets and liabilities:
Accounts receivable	(907)	(1,586)
Inventory	13,369	(33,417)
Deposits, prepaid expenses, and other current assets	(482)	5,750
Deferred customer incentives and other assets	111	(19)
Advance vendor payments	(6,707)	(4,536)
Accounts payable	2,213	28
Income tax payable	4,094	1,013
Accrued expenses	(1,609)	(3,425)
Deferred revenue	4,347	(306)
Lessee and customer purchase deposits	(28,825)	5,934
Other liabilities	(1,522)	316
Net cash provided by operating activities	41,204	8,636
Cash flows from investing activities:
Proceeds from sale of assets	35,707	4,420
Acquisition of aircraft and engines held for lease, including capitalized cost	(6,463)	-
Purchase of property and equipment	(3,741)	(841)
Net cash provided by investing activities	25,503	3,579
Cash flows from financing activities:
Cash paid for employee taxes on withholding shares	-	(269)
Proceeds from exercise of warrants	-	545
Proceeds from the issuance of Employee Stock Purchase Plan shares	345	-
Net cash provided by financing activities	345	276

Increase in cash and cash equivalents	67,052	12,491
Cash and cash equivalents, beginning of period	130,188	29,317
Cash and cash equivalents, end of period	$197,240	$41,808

Supplemental disclosure of cash activities
Income taxes paid	9,572	1,815
Interest paid	426	308
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory (from) equipment held for lease, net	(17,060)	(7,307)
Reclassification of customer purchase deposits to sale of assets	12,500	-

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

NOTE A — DESCRIPTION OF THE BUSINESS

Organization

Monocle Acquisition Corporation (“Monocle”) was initially formed on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

On December 22, 2020, (the “Closing Date”), Monocle consummated a business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated September 8, 2020 (the “Merger Agreement”) by and among Monocle, AerSale Corporation (f/k/a Monocle Holdings Inc.), a Delaware corporation (the “Company”), AerSale Aviation, Inc. (f/k/a AerSale Corp.), a Delaware corporation (“AerSale Aviation”), Monocle Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), and Leonard Green & Partners, L.P., a Delaware limited partnership, solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” and in connection therewith, Monocle merged with and into us, whereby the Company survived the merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Exchange Act.

Upon the consummation of the Merger: (a) Merger Sub 1 was merged with and into Monocle, with Monocle surviving the merger as a wholly-owned direct subsidiary of the Company (the “First Merger”), and (b) Merger Sub 2 was merged with and into AerSale Aviation, with AerSale Aviation surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Second Merger”). In connection with the closing of the Merger (the “Closing”), AerSale Aviation changed its name from “AerSale Corp.” to “AerSale Aviation, Inc.” and the Company changed its name from “Monocle Holdings Inc.” to “AerSale Corporation.” Immediately following the Merger, the Company contributed all of its ownership in Monocle to AerSale Aviation which will continue as a wholly owned subsidiary of the Company.

The Company’s corporate headquarters are based in Miami, Florida, with additional offices, hangars, and warehouses globally.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with Generally Accepted Accounting Policies in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report), wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Under this standard, issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted the new standards as of January 1, 2022 and the adoption did not have a material impact to the Condensed Consolidated Financial Statements.

Payroll Support Programs

The Company has also taken steps to improve our liquidity, including seeking financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Certain of the Company’s subsidiaries have received $16.4 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program under the CARES Act, of which $3.7 million was received and recognized as payroll support program proceeds during the six months ended June 30, 2021. No amount was received or recognized under the CARES Act during the quarter ended June 30, 2022.

As part of the Payroll Support Extension Law, the Company entered into an agreement with the Treasury on March 4, 2021 for the receipt of relief funds of $5.5 million. During the six months ended June 30, 2021, we received $5.5 million in grant proceeds under the Payroll Support Extension Law. During the three- and six- month periods ended June 30, 2021, $2.9 million and $5.5 million was recognized as payroll support program proceeds in the condensed consolidated statements of operations.

Pursuant to the American Rescue Plan Act of 2021 (“ARP”), we entered into an agreement with the Treasury on April 16, 2021 for the receipt of relief funds of an additional $5.5 million. This amount was recognized during the three- and six- month periods ended June 30, 2021.

In connection with the financial assistance the Company has received under the Payroll Support Program, it is required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. The agreement requires the

Company to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, the Company is subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, as well as limitations on the payment of certain employee compensation through April 1, 2023. These restrictions may affect the Company’s operations and if the Company does not comply with these provisions, it may be required to reimburse up to 100% of any previously received relief funds. In particular, limitations on compensation may adversely impact our ability to attract and retain senior management or attract other key employees during this critical time. As of June 30, 2022, we were in compliance with all applicable provisions of the CARES Act, Payroll Support Program and ARP.

NOTE C — SIGNIFICANT RISKS AND UNCERTAINTIES

Impact of Ukraine Conflict and Russia Sanctions

In February of 2022, Russia invaded Ukraine and is still engaged in an active conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and terminated our three leases with operators doing business in Russia, successfully recovering two aircraft with one engine still unrecovered. Due to continued uncertainty in the ability to recover this engine from Russia or to collect insurance coverage we have fully impaired this asset. Although the current sanctions prohibit the continuation of certain business activities, the three leases referenced were contractually scheduled to expire in 2022 and therefore will not have a material impact on our business or 2022 financial condition. While it is difficult to predict the short or long term implications of this conflict and sanctions on the global economy and the aviation industry, we intend to fully comply with all applicable sanctions and embargoes, and do not expect the current situation will have a material adverse effect on our results of operations.

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

Contract assets are as follows (in thousands):

	June 30, 2022	December 31, 2021	Change
Contract assets	$12,258	$13,221	$(963)

Contract assets are reported within accounts receivable on our Condensed Consolidated Balance Sheets. Changes in contract assets primarily results from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our Condensed Consolidated Balance Sheets and amounted to $2.9 million as of December 31, 2021, of which $2.6 million was related to contract liabilities for services performed. For the three and six months ended June 30, 2022, the Company recognized as revenue $0.9 million and $2.2 million of contract liabilities included in the beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022			2022
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$14,332	$935	$15,267	$28,741	$1,754	$30,495
Whole asset sales	92,854	(350)	92,504	144,774	23,605	168,379
Engineered solutions	-	851	851	-	2,116	2,116
Total products	107,186	1,436	108,622	173,515	27,475	200,990
Leasing	7,355	-	7,355	15,556	-	15,556
Services	-	23,631	23,631	-	45,868	45,868
Total revenues	$114,541	$25,067	$139,608	$189,071	$73,343	$262,414

	Three Months Ended June 30,			Six Months Ended June 30,
	2021			2021
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$11,244	$1,116	$12,360	$20,469	$2,259	$22,728
Whole asset sales	42,689	-	42,689	56,460	-	56,460
Engineered solutions	-	1,126	1,126	-	2,113	2,113
Total products	53,933	2,242	56,175	76,929	4,372	81,301
Leasing	6,366	-	6,366	12,622	-	12,622
Services	-	29,380	29,380	-	56,433	56,433
Total revenues	$60,299	$31,622	$91,921	$89,551	$60,805	$150,356

NOTE E — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	June 30, 2022	December 31, 2021
Used serviceable materials	$58,162	$65,496
Work-in-process	22,696	12,462
Whole assets	60,552	81,335
	$141,410	159,293
Less short term	(74,327)	(81,759)
Long term	$67,083	$77,534

The Company recorded an inventory reserve of $1.8 million for the three and six months ended June 30, 2022, and an inventory reserve of $4.8 million for the three and six months ended June 30, 2021, due to the Company’s evaluation of the inventory’s net realizable value. These amounts are included in cost of products in the accompanying Condensed Consolidated Statements of Operations.

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

Goodwill and other intangibles as of the below dates are (in thousands):

	June 30, 2022	December 31, 2021
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	June 30, 2022	December 31, 2021
Qwest:
Customer relationships	10	$6,627	$7,109
ALGS:
Customer relationships	10	60	70
ACS:
Customer relationships	10	1,348	1,453
ACT:
Customer relationships	10	6,818	7,276
Total intangible assets with definite lives		$14,853	$15,908

Total amortization expense amounted to $0.6 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. Total amortization expense amounted to $1.1 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. Accumulated amortization amounted to $6.2 million and $5.1 million as of June 30, 2022 and December 31, 2021, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE G — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	June 30, 2022	December 31, 2021
Tooling and equipment	7 - 15	$14,001	$13,530
Furniture and other equipment	5	9,269	7,928
Computer software	5	2,152	1,998
Leasehold improvements	3 - 6	5,414	3,632
Equipment under capital lease	5	192	192
		31,028	27,280
Less accumulated depreciation		(20,976)	(19,930)
		$10,052	$7,350

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $0.5 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.0 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE H — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for operating leases, net, as of the below dates consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Aircraft and engines held for operating leases	$109,016	$197,397
Less accumulated depreciation	(66,703)	(124,033)
	$42,313	$73,364

Total depreciation expense amounted to $1.8 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively. Total depreciation expense amounted to $3.7 million and $4.6 million for the six months ended June 30, 2022 and 2021, respectively, and is included in cost of leasing in the Condensed Consolidated Statements of Operations.

The Company recorded an impairment of Flight Equipment in the amount of $0.9 million for three and six months ended June 30, 2022, which is included in cost of leasing in the Condensed Consolidated Statements of Operations.

Supplemental rents recognized as revenue totaled $3.0 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively. Supplemental rents recognized as revenue totaled $6.5 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively.

The Company’s current operating lease agreements for leased flight equipment expire over the next two years. The amounts in the following table are based upon the assumption that flight equipment under operating leases will remain leased for the length of time specified by the respective lease agreements. Minimum future annual lease rentals contracted to be received under existing operating leases of flight equipment were as follows (in thousands):

Year ending December 31:
Remainder of 2022	$6,837
2023	1,491
Total minimum lease payments	$8,328

NOTE I — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and related benefits	$4,234	$6,294
Accrued legal fees	534	377
Commission fee accrual	163	115
Accrued federal, state and local taxes and fees	162	243
Other	1,724	1,395
	$6,817	$8,424

NOTE J – WARRANT LIABILITY

Warrants to purchase a total of 750,000 and 835,014 shares of the Company’s common stock were outstanding as of June 30, 2022 and December 31, 2021. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The Private Warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Merger, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Condensed Consolidated Statement of Operations. The fair value of the Private Warrants as of June 30, 2021 was determined using the market price of the Company’s public warrants adjusted for their lack of liquidity. Effective December 29, 2021 all public warrants were redeemed on a cashless basis and ceased trading on Nasdaq. As a result, the Black-Scholes option pricing model was adopted. The following table represents the assumptions for the Black-Scholes option-pricing model used in determining the fair value of the Private Warrants as of June 30, 2022:

June 30, 2022
Risk-free interest rate	3.01%
Expected volatility of common stock	30.38%
Dividend yield	-
Expected option term in years	3.5

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

Change in fair value of warrant liability income recognized in the Company's Condensed Consolidated Statement of Operations was $1.4 million and $0.2 million during the three and six months ended June 30, 2022, respectively. Change in fair value of warrant liability expense recognized in the Company's Condensed Consolidated Statement of Operations was $0.4 million and $0.6 million during the three and six months ended June 30, 2021, respectively.

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$26,455	$16,548	$43,681	$26,566
Change in fair value of warrant liability	(1,382)	407	(148)	631
Net income for EPS - diluted	$25,073	$16,955	$43,533	$27,197

Weighted-average number of shares outstanding - basic	51,691,076	42,949,261	51,688,837	42,584,793
Additional shares from assumed stock-settled restricted stock units	2,035,155	237,243	2,049,295	186,420
Additional shares from assumed exercise of warrants	156,011	1,063,357	173,148	1,469,201
Additional shares purchasable for employee stock purchase plan	-	-	-	-
Weighted-average number of shares outstanding - diluted	53,882,242	44,249,861	53,911,280	44,240,414

Earnings per share – basic:	$0.51	$0.39	$0.85	$0.62
Earnings per share – diluted:	$0.47	$0.38	$0.81	$0.61

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

Selected financial information for each segment for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Asset Management Solutions
Aircraft	$56,857	$24,269	$71,840	$34,721
Engine	57,684	36,030	117,231	54,830
	114,541	60,299	189,071	89,551
TechOps
MRO services	23,631	29,380	45,868	56,433
Product sales	1,786	2,242	3,870	4,372
Whole asset sales	(350)	—	23,605	—
	25,067	31,622	73,343	60,805
Total	$139,608	$91,921	$262,414	$150,356

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit
Asset Management Solutions
Aircraft	$21,934	$5,178	$27,299	$9,641
Engine	28,219	13,921	54,229	23,045
	50,153	19,099	81,528	32,686
TechOps
MRO services	4,554	11,048	10,805	16,074
Product sales	623	591	1,827	1,813
Whole asset sales	(350)	-	7,523	—
	4,827	11,639	20,155	17,887
Total	$54,980	$30,738	$101,683	$50,573

	June 30, 2022	December 31, 2021
Total Assets
Asset Management Solutions	$372,730	$370,378
Tech Ops	137,233	112,742
Corporate	7,769	4,365
	$517,732	$487,485

The following table reconciles segment gross profit to income before income tax provision for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment gross profit	$54,980	$30,738	$101,683	$50,573
Selling, general and administrative expenses	(23,503)	(16,966)	(47,269)	(30,276)
Payroll support program proceeds	-	8,405	-	14,768
Interest expense, net	(183)	(251)	(378)	(509)
Other income, net	116	155	481	249
Change in fair value of warrant liability	1,382	(407)	148	(631)
Income before income tax provision	$32,792	$21,674	$54,665	$34,174

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and six months ended June 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Asset Management Solutions	$3,117	$536	$3,181	$1,983
TechOps	5,598	1,328	12,603	3,486
Total intersegment revenues	$8,715	$1,864	$15,784	$5,469

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

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) are (in thousands):

Year ending December 31:
Remainder of 2022	$1,990
2023	3,618
2024	3,150
2025	2,149
2026	1,851
Thereafter	2,601
Total minimum lease payments	$15,359

Expenses incurred under the operating lease agreements was $1.4 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively. Expenses incurred under the operating lease agreements were $2.8 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively. Operating lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

NOTE N — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 51,706,168 and 51,673,099 shares were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

The Company determined the Earn-Out Shares (as defined by the Merger Agreement) to be classified as equity under ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” as the contingent right is indexed to the Company’s stock and accordingly, the accrual of the Earn-Out Shares had no impact on the Company’s condensed consolidated financial statements for the three and six month periods ended June 30, 2021. There are no Earn-Out Shares contingent as of June 30, 2022 and December 31, 2021.

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

Effective February 8, 2021, the contingency event related to the Minimum Target was met and half of the Unvested Founder Shares vested. Effective October 22, 2021, the contingent event related to the Maximum Target was met and the other half of the Unvested Founder Shares vested. There are no Unvested Founder Shares as of June 30, 2022 and December 31, 2021.

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

Restricted stock unit activity under the 2020 Plan for the six months ended June 30, 2022 and 2021 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2021	1,669,300	$10.10	$2.02
Granted	252,051	14.73	2.76
Forfeited	(3,370)	12.46	2.00
Vested	(3,000)	10.00	-
Outstanding June 30, 2022	1,914,981	$10.70	$2.12

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2020	-	$-	$-
Granted	1,702,280	10.10	2.49
Outstanding June 30, 2021	1,702,280	$10.10	$2.49

The Company’s restricted stock units include 1,595,000 performance restricted stock units (“2021 PSUs”) that performance vested at the 200% milestone as of March 31, 2022. This is the highest level of performance condition to be achieved and results in total shares to be issued of 3,190,000, subject to a time vesting schedule of one-third on December 22, 2022 and two-thirds on December 22, 2023. For the three and six months ended June 30, 2022, the Company recognized share-based compensation expense for the 2021 PSUs of $3.5 million and $7.0 million, respectively, given the achievement of the 200% performance milestone. For the three and six months ended June 30, 2021, no expense was recognized for the 2021 PSUs given that the milestone achievements were not deemed probable for accounting purposes.

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

2020 Employee Stock Purchase Plan

The Company also maintains a 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. During the six-months ended June 30, 2022, the Company issued 30,099 shares pursuant to the ESPP. No shares were issued during the six month period ended June 30, 2021.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis together with the financial statements and related notes including Part II, Item 7 of AerSale’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the 2021 Form 10-K.

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

Impact of Ukraine Conflict and Russia Sanctions

In February of 2022, Russia invaded Ukraine and is still engaged in an active conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and terminated our three leases with operators doing business in Russia, successfully recovering two aircraft with one engine still unrecovered. Due to continued uncertainty in the ability to recover this engine from Russia or to collect insurance coverage we have fully impaired this asset. Although the current sanctions prohibit the continuation of certain business activities, the three leases referenced were contractually scheduled to expire in 2022 and therefore will have no material impact on our business or 2022 financial condition. While it is difficult to predict the short or long term implications of this conflict and sanctions on the global economy and the aviation industry, we intend to fully comply with all applicable sanctions and embargoes, and do not expect the current situation will have a material adverse effect on our results of operations.

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note A to our condensed consolidated financial statements as well as in Item 8, Note B of the 2021 Form 10-K.

Results of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Sales and gross profit for AerSale’s two business segments for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	Percent Change
Revenue
Asset Management Solutions
Aircraft	$56,857	$24,269	134.3%
Engines	57,684	36,030	60.1%
	114,541	60,299	90.0%
TechOps
MRO	23,631	29,380	(19.6)%
Product Sales	1,786	2,242	(20.3)%
Whole Asset Sale	(350)	-	100.0%
	25,067	31,622	(20.7)%

Total	$139,608	$91,921	51.9%

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$21,934	$5,178	323.6%
Engines	28,219	13,921	102.7%
	50,153	19,099	162.6%
TechOps
MRO	4,554	11,048	(58.8)%
Product Sales	623	591	5.4%
Whole Asset Sale	(350)	-	100.0%
	4,827	11,639	(58.5)%

Total	$54,980	$30,738	78.9%

Total revenues for the three months ended June 30, 2022 increased $47.7 million or 51.9% compared to 2021, driven by an increase of $54.2 million, or 90.0%, within Asset Management Solutions, and a decrease of $6.6 million, or 20.7%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $54.2 million or 90.0%, to $114.5 million for the three months ended June 30, 2022, due to a $32.5 million, or 134.3%, increase in revenues from Aircraft; and a $21.7 million, or 60.1%, increase in revenues from Engines. The increase in Aircraft revenues is primarily attributable to increased activity in the B747 and B757 product line as a result of higher Flight Equipment sales in the amount of $30.5 million, and higher USM part sales in the A320 and B747 product lines totaling $1.7 million. The increase in Engines revenue is primarily attributable to increased activity in the CF6-80 product line due to higher Flight Equipment sales in the amount of $22.3 million, offset by lower PW-4000 USM sales of in the amount of $1.4 million.

Cost of sales in Asset Management Solutions increased $23.2 million or 56.3%, to $64.4 million for the three months ended June 30, 2022, compared to the prior year period. The increase in cost of sales was primarily driven by the sales increase discussed above and the impairment of Flight Equipment in Russia of $0.9 million, offset by lower inventory obsolescence reserves of $3.0 million. Gross profit in the Asset Management Solutions segment increased $31.1 million to $50.2 million, or 162.6%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The gross profit increase is mainly attributable to higher revenues generated for the three months ended June 30, 2022, as noted above.

Aircraft gross profit margins increased to 38.6% for the three months ended June 30, 2022, from 21.3% for the three months ended June 30, 2021 due to higher margin on Flight Equipment sales, and lower inventory obsolescence reserve of $3.8 million. Engine gross profit margin was 48.9% for the three months ended June 30, 2022, an increase from 38.6% for the three months ended June 30, 2021, which was primarily the result of higher margin on Flight Equipment sales, partly offset by higher inventory obsolescence reserve of $0.8 million and impairment of Flight Equipment of $0.9 million.

TechOps

Our revenue from TechOps decreased by $6.6 million or 20.7%, to $25.1 million for the three months ended June 30, 2022, compared to the prior year period. The decrease was primarily driven by lower revenues from services as a result of a shift in resources to support internal efforts on our cargo conversion projects on the B757 product line and AerAware test aircraft, as well as lower storage and related maintenance activities in our Roswell facility as operators continue to return aircraft into active status.

Cost of sales in TechOps increased $0.3 million or 1.3%, to $20.2 million for the three months ended June 30, 2022 compared to the prior year period, driven by higher cost of sales from our component repair facilities due to additional volume. Gross profit in TechOps decreased $6.8 million, or 58.5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by lower gross profit of $6.5 million on MRO Services. Gross profit margin decreased to 19.3% for the three months ended June 30, 2022 compared to 36.8% for the three months ended June 30, 2021, and was largely attributable to lower margin on MRO Services of 19.3% for the three months ended June 30, 2022 compared to 37.6% during the three month ended June 30, 2021, driven by lower margin maintenance work at our Roswell facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.5 million, or 38.5% to $23.5 million for the three months ended June 30, 2022, compared to the prior year period. The increase was mostly related to share-based compensation expense of $3.5 million for performance restricted stock units not deemed probable of achieving performance targets as of the second quarter of 2021. The remaining increase relates to higher payroll expenses associated with market adjustments and additional headcount, as well as higher cost incurred on information technology and cybersecurity.

Payroll Support Program Proceeds

We recognized CARES Act proceeds of $8.4 million during the three months ended June 30, 2021. No such proceeds have been received or recognized during the three months ended June 30, 2022.

As of June 30, 2022, we are in compliance with the applicable provisions of the CARES Act, Payroll Support Extension Law, and American Rescue Plan Act of 2021.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the three months ended June 30, 2022, we recorded a $1.4 million benefit in fair value of warrant liability income, compared to a $0.4 million expense in the prior year period.

Interest Expense

Interest expense decreased to $0.2 million for the three months ended June 30, 2022, compared to $0.3 million for the three months ended June 30, 2021 and was primarily related to unused balance fees on our amended and restated revolving credit agreement (the “Revolving Credit Agreement”) offset by higher interest income.

Income Taxes

The effective tax rate for the three months ended June 30, 2022 was 19.3% compared to 23.7% for the three months ended June 30, 2021. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended June 30, 2022 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended June 30, 2021 is primarily due to the impact of state income taxes, offset by the foreign derived intangible income deduction.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Sales and gross profit for AerSale’s two business segments for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Percent Change
Revenue
Asset Management Solutions
Aircraft	$71,840	$34,721	106.9%
Engines	117,231	54,830	113.8%
	189,071	89,551	111.1%
TechOps
MRO	45,868	56,433	(18.7)%
Product Sales	3,870	4,372	(11.5)%
Whole Asset Sale	23,605	-	100.0%
	73,343	60,805	20.6%

Total	$262,414	$150,356	74.5%

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$27,299	$9,641	183.2%
Engines	54,229	23,045	135.3%
	81,528	32,686	149.4%
TechOps
MRO	10,805	16,074	(32.8)%
Product Sales	1,827	1,813	0.8%
Whole Asset Sale	7,523	-	100.0%
	20,155	17,887	12.7%

Total	$101,683	$50,573	101.1%

Total revenues for the six-months ended June 30, 2022 increased $112.1 million or 74.5% compared to 2021, driven by an increase of $99.5 million, or 111.1%, within Asset Management Solutions, and an increase of $12.5 million, or 20.6%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $99.5 million or 111.1%, to $189.1 million for the six months ended June 30, 2022, due to a $62.4 million, or 113.8%, increase in revenues from Engines; and a  $37.1 million, or 106.9%, increase in revenues from Aircraft. The increase in Engines revenues is primarily attributable to increased activity in the RB211 and CF6-80 product line as a result of higher Flight Equipment sales in the amount of $55.0 million, and higher leasing revenue in the CF6-80 product line totaling $4.8 million. The increase in Aircraft revenue is primarily attributable to increased activity in the B747 and B757 product line due to higher Flight Equipment sales in the amount of $35.9 million, offset by lower B737 Flight Equipment sales in the amount of $3.9 million.

Cost of sales in Asset Management Solutions increased $50.7 million or 89.1%, to $107.5 million for the six months ended June 30, 2022, compared to the prior year period. The increase in cost of sales was primarily driven by the sales increase discussed above and the impairment of Flight Equipment in Russia of $0.9 million, offset by lower inventory obsolescence reserves of $3.0 million. Gross profit in the Asset Management Solutions segment increased $48.8 million to $81.5 million, or 149.4%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The gross profit increase is mainly attributable to higher revenues generated for the six months ended June 30, 2022, as noted above.

Aircraft gross profit margins increased to 38.0% for the six months ended June 30, 2022, from 27.8% for the six months ended June 30, 2021 due to higher margin on Flight Equipment sales, and lower inventory obsolescence reserves of $3.8 million. Engine gross profit margin was 46.3% for the six months ended June 30, 2022, an increase from 42.0% for the six months ended June 30, 2021, which was primarily the result of higher margins on Flight Equipment sales and engine leasing activity, offset by higher inventory obsolescence reserves of $0.8 million and impairment of Flight Equipment of $0.9 million.

TechOps

Our revenue from TechOps increased by $12.5 million or 20.6%, to $73.3 million for the six months ended June 30, 2022, compared to the prior year period. The increase was primarily driven by the sale of Flight Equipment, which was purchased and controlled by the TechOps segment prior to its ultimate sale; offset by lower revenues from services as a result of a shift in resources to support our cargo conversion projects on the B757 product line, as well as lower storage and related maintenance activities in our Roswell facility as operators continue to return aircraft into active status.

Cost of sales in TechOps increased $10.3 million or 23.9%, to $53.2 million for the six months ended June 30, 2022 compared to the prior year period, driven by costs generated from the sale of Flight Equipment of $16.1 million; offset by lower cost of sales on MRO Services due to lower revenues as noted above. Gross profit in TechOps increased $2.3 million, or 12.7% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by the profit generated from the sale of Flight Equipment of $7.5 million, offset by lower gross profit of $5.3 million on MRO Services. Gross profit margin decreased to 27.5% for the six months ended June 30, 2022 compared to 29.4% for the six months ended June 30, 2021, and was largely attributable to lower margin generated on MRO Services of 23.6% for the six months ended June 30, 2022 compared to 28.5% during the six month ended June 30, 2021, driven by lower margin maintenance work at our Roswell facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.0 million, or 56.1% to $47.3 million for the six months ended June 30, 2022, compared to the prior year period. The increase was mostly related to share-based compensation expense of $7.0 million for performance restricted stock units not deemed probable of achieving performance targets as of the second quarter of 2021. The remaining increase relates to higher payroll expenses associated with market adjustments and additional headcount, as well as higher cost incurred on information technology and cybersecurity.

Payroll Support Program Proceeds

We recognized CARES Act proceeds of $14.8 million during the six months ended June 30, 2021. No such proceeds have been received or recognized during the six months ended June 30, 2022.

As of June 30, 2022, we were in compliance with the applicable provisions of the CARES Act, Payroll Support Extension Law, and American Rescue Plan Act of 2021.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the six months ended June 30, 2022, we recorded a $0.1 million benefit in fair value of the warrant liability income, compared to a $0.6 million expense in the prior year period.

Interest Expense

Interest expense decreased to $0.4 million for the six months ended June 30, 2022, compared to $0.5 million for the six months ended June 30, 2021 and was primarily related to unused balance fees on our amended and restated revolving credit agreement (the “Revolving Credit Agreement”), offset by higher interest income on available cash balances.

Income Taxes

The effective tax rate for the six months ended June 30, 2022 was 20.1% compared to 22.3% for the six months ended June 30, 2021. The difference between the effective tax rate and the statutory tax rate of 21% for the six months ended June 30, 2022 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction. The difference between the effective tax rate and the statutory tax rate of 21% for the six months ended June 30, 2021 is primarily due to the impact of state income taxes, offset by the foreign derived intangible income deduction.

Financial Position, Liquidity and Capital Resources

As of June 30, 2022, we had $197.2 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. There were no borrowings during the six months ended June 30, 2022. We had no outstanding balance on the Company’s Revolving Credit Agreement as of June 30, 2022, and we had $107.7 million of availability thereunder. We generated cash flows from operations of $41.2 million for the six months ended June 30, 2022, and generated cash for investing activities of $25.5 million for the six months ended June 30, 2022.

We believe our equity base, internally generated funds, and existing availability under our debt facility are sufficient to maintain our level of operations through June 30, 2023. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

Cash Flows— Six months ended June 30, 2022 compared to six months ended June 30, 2021

Cash Flows from Operating Activities

Net cash provided by operating activities was $41.2 million for the six months ended June 30, 2022, compared to cash provided of $8.6 million for the same period in 2021. The increase of $32.6 million was primarily due to higher net income and sales of Flight Equipment, offset by the timing of collections and applications of lease and purchase deposits and accounts receivable.

Cash Flows from Investing Activities

Net cash provided by investing activities was $25.5 million for the six months ended June 30, 2022, compared to cash provided of $3.6 million in the same period for 2021. Cash provided by investing activities during the six months ended June 30, 2022 was driven by the sale of Flight Equipment. Cash provided by investing activities during the six months ended June 30, 2021 was also driven by the sale of Flight Equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2022, compared to cash provided of $0.3 million in the same period for 2021. Cash provided by financing activities during the six months ended June 30, 2022 is primarily related to the proceeds from the issuance and the sale of shares under the Employee Stock Purchase Plan (“ESPP”). Cash provided by financing activities during the six months ended June 30, 2021 is the result of proceeds from the exercise of public warrants.

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

As of June 30, 2022, there was no outstanding balance under the Revolving Credit Agreement and we had $107.7 million of availability thereunder. We were in compliance with our debt covenants as of June 30, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of June 30, 2022. Refer to Note M – Commitments and Contingencies within our Condensed Consolidated Financial Statements for a listing of our non-cancelable contractual obligations under operating leases.

Subsequent to June 30, 2022, the Company entered into a purchase commitment with Universal Avionics, a subsidiary of Elbit Systems, valued at $33 million for the acquisition of technical equipment for manufacturing our AerAware product. The commitment is expected to be satisfied by the fourth quarter of 2023.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2021 Annual Report. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three and six months ended June 30, 2022, there were no material changes in our estimates and critical accounting policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Amended and Restated Credit Agreement, or the Credit Facility, which has variable interest rates tied to LIBOR. As of June 30, 2022, we had no outstanding variable rate borrowings under our Credit Facility. Therefore, a ten percent increase in the average interest rate affecting our variable rate debt outstanding as of June 30, 2022 would not have had a material impact on our interest expense, financial position or continuing operations.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three months ended June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of June 30, 2022.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The war in the Ukraine is creating an adverse climate for our business. The U.S. government has imposed enhanced export restrictions and controls on certain products and technology, as well as sanctions on certain industry sectors and parties in Russia, Belarus and parts of the Ukraine. The governments of other jurisdictions in which we may conduct business, such as the European Union, have also implemented sanctions or other restrictive measures. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, the Company ceased pursuing future business in Russia and terminated our three leases with operators doing business in Russia, successfully repossessing two aircraft with one engine still unrecovered. Due to continued uncertainty in the ability to recover this engine from Russia or to collect insurance coverage we have fully impaired this asset. These sanctions and enhanced export controls, as well as any responses from Russia may adversely affect the Company and/or our supply chain, business partners or customers, flight activity, demand for MRO and leasing services and the related macro environment. The economic and security conditions may limit the Company’s ability to provide its services or products to certain customers, as well as limit its ability to receive payments.  The totality of these events, sanctions and restrictions may have a material adverse effect on our business, financial condition, liquidity and results of operations. These sanctions and restrictions may also jeopardize and adversely impact the availability and cost of insurance which covers any assets or operations that may be subject to these restrictions and enhanced sanctions.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	12/9/2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	10-Q	001-38801	2.1	8/14/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated By laws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
10.25	AerSale Corporation Amended and Restated Non-Employee Director Policy					*
10.26	Form of Restricted Stock Unit Grant Notice under the AerSale Corporation 2020 Equity Incentive Plan (Non-Employee Directors)					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information continued in Exhibits 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	August 9, 2022	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, Division President, TechOps and Director
(Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)