Form 10-Q
period 2022-09-30
AerSale Corp
filed 2022-11-09
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s common stock outstanding as of November 8, 2022 was 51,774,665.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the impact of the COVID-19 pandemic or a new pandemic, and geopolitical events related to the Russian invasion of Ukraine on our business; factors that adversely impact the commercial aviation industry; fluctuation of market values for our aviation products; our inability to repossess Flight Equipment (as defined herein) when a lessee defaults and the cost of remarketing and releasing such repossessed Flight Equipment; compliance with significant government regulations; the success at our MRO (as defined herein) facilities is dependent on continued outsourcing by airlines; a shortage of skilled personnel or work stoppages; inability to obtain certain components and raw materials from suppliers; competitive pressures; risks associated with operating internationally; the value of liens on our Flight Equipment; ownership rights over an engine affixed to an aircraft; risks associated with business acquisitions; continued availability of financing; restrictive and financial covenants in our existing debt; product and other liability claims; risks associated with supplying equipment and services to the U.S. government; cyber or other security threats or other disruptions; compliance with environmental requirements; payment of capital expenditures; our lack of ownership of certain intellectual property that is important to our business; dependence on our facilities; damage to our reputation by improper conduct of employees, agents, and others; limitations on employee compensation as a result of the CARES Act; the loss of certain key employees; insolvency of any of our customers; exposure to intellectual property litigation; and the factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

	September 30,	December 31,
	2022	2021
	(Unaudited)

Current assets:
Cash and cash equivalents	$151,378	$130,188
Accounts receivable, net of allowance for doubtful accounts of $1,272 and $1,692 as of September 30, 2022 and December 31, 2021	39,219	42,571
Inventory:
Aircraft, airframes, engines, and parts, net	107,150	81,759
Advance vendor payments	24,384	14,287
Deposits, prepaid expenses, and other current assets	3,471	2,724
Total current assets	325,602	271,529
Fixed assets:
Aircraft and engines held for lease, net	33,118	73,364
Property and equipment, net	11,963	7,350
Inventory:
Aircraft, airframes, engines, and parts, net	80,435	77,534
Deferred income taxes	12,852	10,013
Deferred financing costs, net	659	999
Deferred customer incentives and other assets, net	628	598
Goodwill	19,860	19,860
Other intangible assets, net	24,647	26,238
Total assets	$509,764	$487,485

Current liabilities:
Accounts payable	$22,050	$19,967
Accrued expenses	7,829	8,424
Income tax payable	1,239	3,443
Lessee and customer purchase deposits	10,116	33,212
Deferred revenue	3,524	2,860
Total current liabilities	44,758	67,906

Long-term lease deposits	152	2,053
Maintenance deposit payments and other liabilities	1,624	3,403
Deferred income taxes, net	1,297	1,113
Warrant liability	6,012	4,131
Total liabilities	53,843	78,606
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 51,774,665 and 51,673,099 shares as of September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	326,275	313,901
Retained earnings	129,641	94,973
Total stockholders' equity	455,921	408,879
Total liabilities and stockholders’ equity	$509,764	$487,485

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Products	$16,823	$43,613	$217,813	$124,914
Leasing	7,786	8,002	23,342	20,624
Services	26,390	21,683	72,258	78,116
Total revenue	50,999	73,298	313,413	223,654
Cost of sales and operating expenses:
Cost of products	12,755	30,954	133,702	85,147
Cost of leasing	1,818	2,436	6,538	7,667
Cost of services	20,937	15,276	56,001	55,635
Total cost of sales	35,510	48,666	196,241	148,449
Gross profit	15,489	24,632	117,172	75,205
Selling, general, and administrative expenses	23,983	22,803	71,252	53,079
Payroll support program proceeds	-	-	-	(14,768)
(Loss) income from operations	(8,494)	1,829	45,920	36,894
Other income (expenses):
Interest income (expense), net	393	(241)	15	(750)
Other income, net	45	9	526	258
Change in fair value of warrant liability	(2,029)	(2,104)	(1,881)	(2,735)
Total other expenses	(1,591)	(2,336)	(1,340)	(3,227)
(Loss) income before income tax provision	(10,085)	(507)	44,580	33,667
Income tax benefit (expense)	1,072	(1,129)	(9,912)	(8,737)
Net (loss) income	$(9,013)	$(1,636)	$34,668	$24,930

(Loss) earnings per share - basic	$(0.17)	$(0.04)	$0.67	$0.59
(Loss) earnings per share - diluted	$(0.17)	$(0.04)	$0.64	$0.59

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2022 and 2021

(in thousands, except share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2021	$5	51,673,099	$313,901	$94,973	$408,879
Share-based compensation	-	-	3,755	-	3,755
Shares issued under the 2020 Employee Stock Purchase Plan	-	11,988	125	-	125
Shares issued under the 2020 Equity Incentive Plan	-	2,970	-	-	-
Net income	-	-	-	17,226	17,226
Balance at March 31, 2022	$5	51,688,057	$317,781	$112,199	$429,985
Share-based compensation	-	-	3,917	-	3,917
Shares issued under the 2020 Employee Stock Purchase Plan	-	18,111	220	-	220
Net income	-	-	-	26,455	26,455
Balance at June 30, 2022	$5	51,706,168	$321,918	$138,654	$460,577
Stock-based compensation	-	-	4,357	-	4,357
Restricted Stock Units ("RSUs") vested and settled	-	20,630	-	-	-
Shares issued upon exercise of warrants	-	47,867	-	-	-
Net loss	-	-	-	(9,013)	(9,013)
Balance at September 30, 2022	$5	51,774,665	$326,275	$129,641	$455,921

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2020	$4	41,046,216	$292,593	$58,858	$351,455
Issuance of Earn-Out shares	-	1,855,634	(269)	-	(269)
Shares issued upon exercise of warrants	-	47,411	545	-	545
Net income	-	-	-	10,018	10,018
Balance at March 31, 2021	$4	42,949,261	$292,869	$68,876	$361,749
Share-based compensation	-	-	150	-	150
Net Income	-	-	-	16,548	16,548
Balance at June 30, 2021	$4	42,949,261	$293,019	$85,424	$378,447
Share-based compensation	-	-	8,749	-	8,749
Net Income	-	-	-	(1,636)	(1,636)
Balance at September 30, 2021	$4	42,949,261	$301,768	$83,788	$385,560

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$34,668	$24,930
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,589	9,868
Amortization of debt issuance costs	340	366
Inventory reserve	2,010	5,033
Impairment of aircraft held for lease	857	-
Provision for doubtful accounts	(379)	(122)
Deferred income taxes	(2,655)	(988)
Change in fair value of warrant liability	1,881	2,735
Share-based compensation	12,029	8,899
Changes in operating assets and liabilities:
Accounts receivable	3,730	5,279
Inventory	(26,441)	(44,104)
Deposits, prepaid expenses, and other current assets	(747)	3,628
Deferred customer incentives and other assets	661	-
Advance vendor payments	(10,097)	(3,201)
Accounts payable	2,082	(57)
Income tax payable	(2,205)	(987)
Accrued expenses	(594)	(2,234)
Deferred revenue	664	363
Lessee and customer purchase deposits	(24,996)	16,649
Other liabilities	(1,779)	327
Net cash (used in) provided by operating activities	(2,382)	26,384
Cash flows from investing activities:
Proceeds from sale of assets	37,107	6,995
Acquisition of aircraft and engines held for lease, including capitalized cost	(6,945)	(60)
Purchase of property and equipment	(6,935)	(1,060)
Net cash provided by investing activities	23,227	5,875
Cash flows from financing activities:
Cash paid for employee taxes on withholding shares	-	(269)
Proceeds from exercise of warrants	-	545
Proceeds from the issuance of Employee Stock Purchase Plan shares	345	-
Net cash provided by financing activities	345	276

Increase in cash and cash equivalents	21,190	32,535
Cash and cash equivalents, beginning of period	130,188	29,317
Cash and cash equivalents, end of period	$151,378	$61,852

Supplemental disclosure of cash activities
Income taxes paid	14,637	8,095
Interest paid	856	452
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory (from) to equipment held for lease, net	(25,025)	14,650
Reclassification of customer purchase deposits to sale of assets	12,500	-

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

New Accounting Pronouncements Not Yet Adopted

On February 2016, the Financial Accounting Standards Board (“FASB”) issued “Leases (Topic 842)”, which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Topic 842 became effective for the Company for the annual period beginning on January 1, 2022, the impact of which will be reflected in the fourth quarter of 2022 recorded retroactively at the beginning of the period of adoption through a cumulative-effect adjustment. We plan to elect the practical expedients, which permits us to not reassess (i) whether any expired or existing contracts are or contain leases,

(ii) the lease classification for any expired leases and (iii) indirect costs for any existing leases. In addition, the practical expedient allows us not to separate lease and non-lease components for both lessee and lessor relationships and to not apply the recognition requirements to leases with terms of less than 12 months. Based on preliminary estimates, our adoption is expected to result in the recognition of operating lease right of use assets of approximately $13.8 million and lease liabilities of approximately $14.9 million on January 1, 2022. We are continuing our assessment, which may identify additional impacts that Topic 842 could have on our financial statements.

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

New Accounting Pronouncements Recently Adopted

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

Payroll Support Programs

The Company has also taken steps to improve our liquidity, including seeking financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Certain of the Company’s subsidiaries have received $16.4 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program under the CARES Act, of which $3.7 million was received and recognized as payroll support program proceeds during the nine months ended September 30, 2021. No amount was received or recognized under the CARES Act during the quarter ended September 30, 2022.

As part of the Payroll Support Extension Law, the Company entered into an agreement with the Treasury on March 4, 2021 for the receipt of relief funds of $5.5 million. During the nine months ended September 30, 2021, we received $5.5 million in grant proceeds under the Payroll Support Extension Law. During the three- and nine- month periods ended September 30, 2021, $0.0 million and $5.5 million was recognized as payroll support program proceeds in the Condensed Consolidated Statements of Operations.

Pursuant to the American Rescue Plan Act of 2021 (“ARP”), we entered into an agreement with the Treasury on April 16, 2021 for the receipt of relief funds of an additional $5.5 million. During the three- and nine- month periods ended September 30, 2021, $0.0 million and $5.5 million was recognized as payroll support program proceeds in the Condensed Consolidated Statements of Operations.

In connection with the financial assistance the Company received under the Payroll Support Program, it was required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. The agreement also required the Company to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, the Company was subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, and remains limited on the payment of certain employee compensation through April 1, 2023. These restrictions may affect the Company’s operations and if the Company does not comply with these provisions, it may be required to reimburse up to 100% of any previously received relief funds. In particular, limitations on compensation may adversely impact our ability to attract and retain senior management or attract other key employees during this critical time. As of September 30, 2022, we were in compliance with all applicable provisions of the CARES Act, Payroll Support Program and ARP.

NOTE C — SIGNIFICANT RISKS AND UNCERTAINTIES

Impact of Ukraine Conflict and Russia Sanctions

In February of 2022, Russia invaded Ukraine and is still engaged in an active conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and terminated our three leases with operators doing business in Russia, successfully recovering two aircraft with one engine still unrecovered. Due to continued uncertainty in the ability to recover this engine from Russia or to collect insurance coverage, we have fully impaired this asset. Although the current sanctions prohibit the continuation of certain business activities, the three leases referenced were contractually scheduled to expire in 2022 and therefore will not have a material impact on our business or 2022 financial condition. While it is difficult to predict the short or long term implications of this conflict and sanctions on the global economy and the aviation industry, we intend to fully comply with all applicable sanctions and embargoes, and do not expect the current situation will have a material adverse effect on our results of operations.

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

Contract assets are as follows (in thousands):

	September 30, 2022	December 31, 2021	Change
Contract assets	$7,580	$13,221	$(5,641)

Contract assets are reported within accounts receivable on our Condensed Consolidated Balance Sheets. Changes in contract assets primarily results from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our Condensed Consolidated Balance Sheets and amounted to $2.9 million as of December 31, 2021, of which $2.6 million was related to contract liabilities for services to be performed. For the three and nine months ended September 30, 2022, the Company recognized as revenue $0.1 million and $2.3 million of contract liabilities included in the beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022			2022
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$10,128	$3,455	$13,583	$38,869	$5,209	$44,078
Whole asset sales	2,677	-	2,677	147,451	23,605	171,056
Engineered solutions	-	563	563	-	2,679	2,679
Total products	12,805	4,018	16,823	186,320	31,493	217,813
Leasing	7,786	-	7,786	23,342	-	23,342
Services	-	26,390	26,390	-	72,258	72,258
Total revenues	$20,591	$30,408	$50,999	$209,662	$103,751	$313,413

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021			2021
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$13,466	$1,315	$14,781	$33,935	$3,574	$37,509
Whole asset sales	27,408	-	27,408	83,868	-	83,868
Engineered solutions	-	1,424	1,424	-	3,537	3,537
Total products	40,874	2,739	43,613	117,803	7,111	124,914
Leasing	8,002	-	8,002	20,624	-	20,624
Services	-	21,683	21,683	-	78,116	78,116
Total revenues	$48,876	$24,422	$73,298	$138,427	$85,227	$223,654

NOTE E — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	September 30, 2022	December 31, 2021
Used serviceable materials	$73,551	$65,496
Work-in-process	21,145	12,462
Whole assets	92,889	81,335
	$187,585	159,293
Less short term	(107,150)	(81,759)
Long term	$80,435	$77,534

The Company did not record inventory reserve for the three months ended September 30, 2022 and 2021, respectively, and recorded an inventory reserve of $1.8 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively, due to the Company’s evaluation of the inventory’s net realizable value.  These amounts are included in cost of products in the accompanying Condensed Consolidated Statements of Operations.

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

Goodwill and other intangibles as of the below dates are (in thousands):

	September 30, 2022	December 31, 2021
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

The Company performed its annual quantitative impairment analysis on the indefinite lived intangible assets as of July 1, 2022 and concluded there was no impairment. Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	September 30, 2022	December 31, 2021
Qwest:
Customer relationships	10	$6,381	$7,109
ALGS:
Customer relationships	10	55	70
ACS:
Customer relationships	10	1,295	1,453
ACT:
Customer relationships	10	6,586	7,276
Total intangible assets with definite lives		$14,317	$15,908

Total amortization expense amounted to $0.5 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. Total amortization expense amounted to $1.6 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. Accumulated amortization amounted to $6.7 million and $5.1 million as of September 30, 2022 and December 31, 2021, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE G — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	September 30, 2022	December 31, 2021
Tooling and equipment	7 - 15	$14,445	$13,530
Furniture and other equipment	5	9,740	7,928
Computer software	5	2,152	1,998
Leasehold improvements	3 - 6	6,680	3,632
Equipment under capital lease	5	192	192
		33,209	27,280
Less accumulated depreciation		(21,246)	(19,930)
		$11,963	$7,350

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $0.6 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.6 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE H — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for operating leases, net, as of the below dates consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Aircraft and engines held for operating leases	$100,650	$197,397
Less accumulated depreciation	(67,532)	(124,033)
	$33,118	$73,364

Total depreciation expense amounted to $1.7 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively. Total depreciation expense amounted to $5.4 million and $6.8 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in cost of leasing in the Condensed Consolidated Statements of Operations.

The Company recorded an impairment of Flight Equipment in the amount of $0.9 million for the nine months ended September 30, 2022, which is included in cost of leasing in the Condensed Consolidated Statements of Operations.

Supplemental rents recognized as revenue totaled $3.6 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively. Supplemental rents recognized as revenue totaled $10.1 million and $5.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Year ending December 31:
Remainder of 2022	$3,976
2023	4,867
2024	132
Total minimum lease payments	$8,975

NOTE I — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and related benefits	$5,050	$6,294
Accrued legal fees	680	377
Commission fee accrual	211	115
Accrued federal, state and local taxes and fees	183	243
Other	1,705	1,395
	$7,829	$8,424

NOTE J – WARRANT LIABILITY

Warrants to purchase a total of 623,834 and 835,014 shares of the Company’s common stock were outstanding as of September 30, 2022 and December 31, 2021. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share. In the three months ended September 30, 2022, a warrant holder initiated a cashless exercise of 126,166 warrants for the purchase of shares of common stock at an exercise price of $11.50 per share (remaining term on exercised warrants at September 30, 2022 was 3.2 years) and we issued 47,867 shares of common stock based on the fair value at the date of exercise of $18.5306 per share. The remaining Private Warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Merger, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Condensed Consolidated Statement of Operations. The fair value of the Private Warrants as of September 30, 2021 was determined using the market price of the Company’s public warrants adjusted for their lack of liquidity. Effective December 29, 2021 all public warrants were redeemed on a cashless basis and ceased trading on Nasdaq. As a result, the Black-Scholes option pricing model was adopted. The following table represents the assumptions for the Black-Scholes option-pricing model used in determining the fair value of the Private Warrants as of September 30, 2022:

September 30, 2022
Risk-free interest rate	3.98%
Expected volatility of common stock	42.37%
Dividend yield	-
Expected option term in years	3.2

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

The expense recognized in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of warrant liability was $2.0 million and $1.9 million during the three and nine months ended September 30, 2022, respectively. The expense recognized in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of warrant liability was $2.1 million and $2.7 million during the three and nine months ended September 30, 2021, respectively.

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(9,013)	$(1,636)	$34,668	$24,930
Net (loss) income for EPS - diluted	$(9,013)	$(1,636)	$34,668	$24,930

Weighted-average number of shares outstanding - basic	51,745,354	42,599,261	51,707,809	42,358,069
Additional shares from assumed stock-settled restricted stock units	-	-	2,326,858	24,299
Additional shares from assumed exercise of public warrants	-	-	180	-
Additional shares purchasable for employee stock purchase plan	-	-	1,555	7,875
Weighted-average number of shares outstanding - diluted	51,745,354	42,599,261	54,036,402	42,390,243

(Loss) earnings per share – basic:	$(0.17)	$(0.04)	$0.67	$0.59
(Loss) earnings per share – diluted:	$(0.17)	$(0.04)	$0.64	$0.59

Anti-dilutive shares/units excluded from (loss) earnings per share - diluted:
Additional shares from assumed exercise of warrants	188,150	1,063,357	179,695	1,666,400
Additional shares from assumed stock-settled restricted stock units	2,415,638	21,501	-	-
Additional shares purchasable for employee stock purchase plan	4,626	5,257	-	-

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

The Asset Management Solutions segment activities include monetization of assets through the lease or sale of whole assets, or through disassembly activities in support of our USM-related activities. Our monetizing services have been developed to maximize returns on mid-life Flight Equipment throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at its retirement.

The TechOps segment consists of aftermarket support and services businesses that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, cargo conversions of wide-body aircraft, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenues consist of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges for operators. In order to develop these products, the Company engages in research and development activities, which are expensed as incurred. The TechOps segment also engages in the repair and sale of used serviceable material inventory for which it has the overhaul capabilities and relationships to sell.

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

Selected financial information for each segment for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Asset Management Solutions
Aircraft	$6,503	$15,204	$78,343	$49,925
Engine	14,088	33,672	131,319	88,502
	20,591	48,876	209,662	138,427
TechOps
MRO services	26,390	21,683	72,258	78,116
Product sales	4,018	2,739	7,888	7,111
Whole asset sales	-	-	23,605	-
	30,408	24,422	103,751	85,227
Total	$50,999	$73,298	$313,413	$223,654

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit
Asset Management Solutions
Aircraft	$2,480	$6,729	$29,779	$16,370
Engine	6,210	10,084	60,439	33,129
	8,690	16,813	90,218	49,499
TechOps
MRO services	5,453	6,407	16,257	22,481
Product sales	1,346	1,412	3,174	3,225
Whole asset sales	-	-	7,523	-
	6,799	7,819	26,954	25,706
Total	$15,489	$24,632	$117,172	$75,205

	September 30, 2022	December 31, 2021
Total Assets
Asset Management Solutions	$369,040	$370,378
Tech Ops	131,352	112,742
Corporate	9,372	4,365
	$509,764	$487,485

The following table reconciles segment gross profit to income before income tax provision for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment gross profit	$15,489	$24,632	$117,172	$75,205
Selling, general and administrative expenses	(23,983)	(22,803)	(71,252)	(53,079)
Payroll support program proceeds	-	-	-	14,768
Interest expense, net	393	(241)	15	(750)
Other income, net	45	9	526	258
Change in fair value of warrant liability	(2,029)	(2,104)	(1,881)	(2,735)
(Loss) income before income tax provision	$(10,085)	$(507)	$44,580	$33,667

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and nine months ended September 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Asset Management Solutions	$1,705	$959	$4,886	$2,942
TechOps	3,168	6,015	15,771	14,747
Total intersegment revenues	$4,873	$6,974	$20,657	$17,689

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

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) are (in thousands):

Operating
Leases
Year ending December 31:
Remainder of 2022	$1,270
2023	6,350
2024	5,976
2025	5,071
2026	4,873
Thereafter	19,526
Total minimum lease payments	$43,066

Expenses incurred under the operating lease agreements was $2.9 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. Expenses incurred under the operating lease agreements were $4.3 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively. Operating lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

NOTE N — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 51,774,665 and 51,673,099 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

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

The Company determined the Earn-Out Shares (as defined by the Merger Agreement) to be classified as equity under ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” as the contingent right is indexed to the Company’s stock and accordingly, the accrual of the Earn-Out Shares had no impact on the Company’s condensed consolidated financial statements for the three and nine month periods ended September 30, 2021. There are no Earn-Out Shares contingent as of September 30, 2022 and December 31, 2021.

Unvested Founder Shares

Upon the consummation of the Merger, certain pre-closing holders of AerSale Corporation’s common stock agreed to defer the vesting of an aggregate of 700,000 shares (the “Unvested Founder Shares”), half of which was to vest at such time as the Minimum Target (as defined in the Merger Agreement) and the other half of which was to vest at the Maximum Target (as defined in the Merger Agreement). The Unvested Founder Shares would also vest upon the occurrence of a Liquidity Event (as defined by the Merger Agreement) on or prior to the fifth anniversary of the date of the Amended and Restated Founder Shares Agreement, solely to the extent the Liquidity Event Consideration (as defined in the Merger Agreement) would be greater than $13.50, in which case half of the Unvested Founder Shares which would vest, or $15.00, in which case the other half of the Unvested Founder Shares would also vest. Pursuant to the Amended and Restated Founder Shares Agreement, the holders of the Unvested Founder Shares retained the right to vote such Unvested Founder Shares prior to vesting. Unvested Founder Shares that did not vest on or prior to the fifth anniversary of the Closing Date would be forfeited.

Effective February 8, 2021, the contingency event related to the Minimum Target was met and half of the Unvested Founder Shares vested. Effective October 22, 2021, the contingent event related to the Maximum Target was met and the other half of the Unvested Founder Shares vested. There are no Unvested Founder Shares as of September 30, 2022 and December 31, 2021.

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

Restricted stock unit activity under the 2020 Plan for the nine months ended September 30, 2022 and 2021 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2021	1,669,300	$10.10	$2.02
Granted	278,473	14.80	2.49
Forfeited	(11,048)	13.39	2.20
Vested	(23,643)	12.24	-
Outstanding September 30, 2022	1,913,082	$10.74	$2.11

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2020	-	$-	$-
Granted	1,702,280	10.10	2.24
Forfeited	(2,210)	12.46	2.40
Outstanding September 30, 2021	1,700,070	$10.10	$2.24

The Company’s restricted stock units include 1,595,000 performance restricted stock units (“2021 PSUs”) that performance vested at the 200% milestone as of March 31, 2022. This is the highest level of performance condition to be achieved and results in total shares to be issued of 3,190,000, subject to a time vesting schedule of one-third on December 22, 2022 and two-thirds on December 22, 2023. For the three and nine months ended September 30, 2022, the Company recognized share-based compensation expense for the 2021 PSUs of $3.6 million and $10.6 million, respectively, given the achievement of the 200% performance milestone. For the three and nine months ended September 30, 2021, the Company recognized share-based compensation expense for the 2021 PSUs of $8.5 million.

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

2020 Employee Stock Purchase Plan

The Company also maintains a 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. During the nine-months ended September 30, 2022, the Company issued 30,099 shares pursuant to the ESPP. No shares were issued during the nine-month period ended September 30, 2021.

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

We utilize these capabilities to support our customers’ Flight Equipment, as well as to maintain and improve our own Flight Equipment, which is subsequently sold or leased to our customers. These processes require a high degree of expertise on each individual aircraft or component that is being serviced. Our knowledge of these processes allows us to assist customers to comply with applicable regulatory and OEM requirements. A significant amount of skilled labor is required to support this process, which the Company has accumulated through its diversified offerings.

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

Impact of Ukraine Conflict and Russia Sanctions

In February of 2022, Russia invaded Ukraine and is still engaged in an active conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and terminated our three leases with operators doing business in Russia, successfully recovering two aircraft with one engine still unrecovered. Due to continued uncertainty in the ability to recover this engine from Russia or to collect insurance coverage, we have fully impaired this asset. Although the current sanctions prohibit the continuation of certain business activities, the three leases referenced were contractually scheduled to expire in 2022 and therefore will have no material impact on our business or 2022 financial condition. While it is difficult to predict the short or long term implications of this conflict and sanctions on the global economy and the aviation industry, we intend to fully comply with all applicable sanctions and embargoes, and do not expect the current situation will have a material adverse effect on our results of operations.

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note A to our condensed consolidated financial statements as well as in Item 8, Note B of the 2021 Form 10-K.

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Sales and gross profit for AerSale’s two business segments for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	Percent Change
Revenue
Asset Management Solutions
Aircraft	$6,503	$15,204	(57.2)%
Engines	14,088	33,672	(58.2)%
	20,591	48,876	(57.9)%
TechOps
MRO	26,390	21,683	21.7%
Product Sales	4,018	2,739	46.7%
	30,408	24,422	24.5%

Total	$50,999	$73,298	(30.4)%

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$2,480	$6,729	(63.1)%
Engines	6,210	10,084	(38.4)%
	8,690	16,813	(48.3)%
TechOps
MRO	5,453	6,407	(14.9)%
Product Sales	1,346	1,412	(4.7)%
	6,799	7,819	(13.0)%

Total	$15,489	$24,632	(37.1)%

Total revenues for the three months ended September 30, 2022 decreased $22.3 million or 30.4% compared to 2021, driven by a decrease of $28.3 million, or 57.9%, within Asset Management Solutions, partially offset by an increase of $6.0 million, or 24.5%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased $28.3 million or 57.9%, to $20.6 million for the three months ended September 30, 2022, due to an $8.7 million, or 57.2%, decrease in revenues from Aircraft; and a $19.6 million, or 58.2%, decrease in revenues from Engines. The decrease in Aircraft revenues is primarily attributable to decreased activity in the B757 product line as a result of lower Flight Equipment sales in the amount of $4.9 million; as well as lower leasing activity in the B737 and B767 product lines totaling $2.8 million, as a result of early lease terminations due to the Russia-Ukraine conflict. The decrease in Engines revenue is primarily attributable to lower activity in the RB211 product line due to lower Flight Equipment sales in the amount of $21.0 million, offset by higher CF6-80 leasing activity in the amount of $2.7 million.

Cost of sales in Asset Management Solutions decreased $20.2 million or 62.9%, to $11.9 million for the three months ended September 30, 2022, compared to the prior year period. The decrease in cost of sales was primarily driven by the sales decrease discussed above. Gross profit in the Asset Management Solutions segment decreased $8.1 million to $8.7 million, or 48.3%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The gross profit decrease is mainly attributable to lower revenues generated for the three months ended September 30, 2022, as noted above.

Aircraft gross profit margins decreased to 38.1% for the three months ended September 30, 2022, from 44.3% for the three months ended September 30, 2021 due to lower margin generated on USM sales. Engine gross profit margin was 44.1% for the three months ended September 30, 2022, an increase from 29.9% for the three months ended September 30, 2021, which was primarily the result of higher margin on Flight Equipment sales.

TechOps

Our revenue from TechOps increased by $6.0 million or 24.5%, to $30.4 million for the three months ended September 30, 2022, compared to the prior year period. The increase was largely driven by improved landing gear and component repair activities, along with increased demand for heavy MRO services in our Goodyear facility, partially offset by lower storage and related maintenance activities in our Roswell facility as operators continue to return aircraft into active status.

Cost of sales in TechOps increased $7.0 million or 42.2%, to $23.6 million for the three months ended September 30, 2022 compared to the prior year period, driven by higher cost of sales from landing gear and component repair activities due to additional volume. Gross profit in TechOps decreased $1.0 million, or 13.0% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by lower gross profit of $1.0 million on MRO services. Gross profit margin decreased to 22.4% for the three months ended September 30, 2022 compared to 32.0% for the three months ended September 30, 2021, and was largely attributable to lower margin on MRO services of 20.7% for the three months ended September 30, 2022 compared to 29.5% during the three month ended September 30, 2021, driven by lower margin maintenance work at our Roswell facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million, or 5.2% to $24.0 million for the three months ended September 30, 2022, compared to the prior year period. The increase was mostly related to higher payroll expenses associated with market adjustments and additional headcount, as well as higher cost incurred on information technology and cybersecurity, and professional consulting fees.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the three months ended September 30, 2022, we recorded a $2.0 million expense in fair value of warrant liability income, compared to a $2.1 million expense in the prior year period.

Interest Income (Expense)

Interest income was $0.4 million for the three months ended September 30, 2022, compared to $0.2 million expense for the three months ended September 30, 2021 and was primarily related to higher interest income, offset by unused balance fees on our amended and restated revolving credit agreement (the “Revolving Credit Agreement”).

Income Taxes

The effective tax rate for the three months ended September 30, 2022 was 10.6% compared to (222.7%) for the three months ended September 30, 2021. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended September 30, 2022 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended September 30, 2021 is primarily due to the impact of state income taxes and non-deductible changes in the fair value of the warrant liability.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Sales and gross profit for AerSale’s two business segments for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Percent Change
Revenue
Asset Management Solutions
Aircraft	$78,343	$49,925	56.9%
Engines	131,319	88,502	48.4%
	209,662	138,427	51.5%
TechOps
MRO	72,258	78,116	(7.5)%
Product Sales	7,888	7,111	10.9%
Whole Asset Sale	23,605	-	100.0%
	103,751	85,227	21.7%

Total	$313,413	$223,654	40.1%

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$29,779	$16,370	81.9%
Engines	60,439	33,129	82.4%
	90,218	49,499	82.3%
TechOps
MRO	16,257	22,481	(27.7)%
Product Sales	3,174	3,225	(1.6)%
Whole Asset Sale	7,523	-	100.0%
	26,954	25,706	4.9%

Total	$117,172	$75,205	55.8%

Total revenues for the nine-months ended September 30, 2022 increased $89.8 million or 40.1% compared to 2021, driven by an increase of $71.2 million, or 51.5%, within Asset Management Solutions, and an increase of $18.5 million, or 21.7%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $71.2 million or 51.5%, to $209.7 million for the nine months ended September 30, 2022, due to a $42.8 million, or 48.4%, increase in revenues from Engines; and a  $28.4 million, or 56.9%, increase in revenues from Aircraft. The increase in Engines revenues is primarily attributable to increased activity in the RB211 and CF6-80 product line as a result of higher Flight Equipment sales in the amount of $31.5 million, and higher leasing revenue in the CF6-80 product line totaling $7.4 million. The increase in Aircraft revenue is primarily attributable to increased activity in the B747 and B757 product line due to higher Flight Equipment sales in the amount of $31.1 million, offset by lower B737 Flight Equipment sales in the amount of $3.9 million.

Cost of sales in Asset Management Solutions increased $30.5 million or 34.3%, to $119.4 million for the nine months ended September 30, 2022, compared to the prior year period. The increase in cost of sales was primarily driven by the sales increase discussed above and the impairment of Flight Equipment in Russia of $0.9 million, offset by lower inventory obsolescence reserves of $3.0 million. Gross profit in the Asset Management Solutions segment increased $40.7 million to $90.2 million, or 82.3%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The gross profit increase is mainly attributable to higher revenues generated for the nine months ended September 30, 2022, as noted above.

Aircraft gross profit margins increased to 38.0% for the nine months ended September 30, 2022, from 32.8% for the nine months ended September 30, 2021 due to higher margin on Flight Equipment sales, and lower inventory obsolescence reserves of $3.8 million. Engine gross profit margin was 46.0% for the nine months ended September 30, 2022, an increase from 37.4% for the nine months ended September 30, 2021, which was primarily the result of higher margins on Flight Equipment sales and engine leasing activity, offset by higher inventory obsolescence reserves of $0.8 million and the impairment of Flight Equipment in Russia of $0.9 million.

TechOps

Our revenue from TechOps increased by $18.5 million or 21.7%, to $103.8 million for the nine months ended September 30, 2022, compared to the prior year period. The increase was primarily driven by the sale of Flight Equipment, which was purchased and controlled by the TechOps segment prior to its ultimate sale, along with improved landing gear and component repair activities; offset by lower revenues from storage and related maintenance activities in our Roswell facility as operators continue to return aircraft into active status, as well as a shift in resources at our Goodyear facility to support our cargo conversion projects on the B757 product line.

Cost of sales in TechOps increased $17.3 million or 29.0%, to $76.8 million for the nine months ended September 30, 2022 compared to the prior year period, driven by costs generated from the sale of Flight Equipment of $16.1 million and cost associated with revenue fluctuations noted above. Gross profit in TechOps increased $1.2 million, or 4.9% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by the profit generated from the sale of Flight Equipment of $7.5 million, offset by lower gross profit of $6.2 million on MRO services. Gross profit margin decreased to 26.0% for the nine months ended September 30, 2022 compared to 30.2% for the nine months ended September 30, 2021, and was largely attributable to lower margin generated on MRO services of 22.5% for the nine months ended September 30, 2022 compared to 28.8% during the nine month ended September 30, 2021, driven by lower margin maintenance work at our Roswell facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.2 million, or 34.2% to $71.3 million for the nine months ended September 30, 2022, compared to the prior year period. The increase was mostly related to higher payroll expenses associated with market adjustments, additional headcount, and higher share-based compensation expense of $3.1 million, as well as higher cost incurred on information technology and cybersecurity, professional consulting fees, and facility costs.

Payroll Support Program Proceeds

We recognized CARES Act proceeds of $14.8 million during the nine months ended September 30, 2021. No such proceeds have been received or recognized during the nine months ended September 30, 2022.

As of September 30, 2022, we were in compliance with the applicable provisions of the CARES Act, Payroll Support Extension Law, and American Rescue Plan Act of 2021.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the nine months ended September 30, 2022, we recorded a $1.9 million expense in fair value of the warrant liability income, compared to a $2.7 million expense in the prior year period.

Interest Income (Expense)

There was no interest expense during the nine months ended September 30, 2022, compared to $0.8 million expense for the nine months ended September 30, 2021 and was primarily related to higher interest income on available cash balance, offset by unused balance fees on our amended and restated revolving credit agreement (the “Revolving Credit Agreement”).

Income Taxes

The effective tax rate for the nine months ended September 30, 2022 was 22.2% compared to 26.0% for the nine months ended September 30, 2021. The difference between the effective tax rate and the statutory tax rate of 21% for the nine months ended September 30, 2022 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction. The difference between the effective tax rate and the statutory tax rate of 21% for the nine months ended September 30, 2021 is primarily due to the impact of state income taxes and non-deductible changes in the fair value of the warrant liability.

Financial Position, Liquidity and Capital Resources

As of September 30, 2022, we had $151.4 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. There were no borrowings during the nine months ended September 30, 2022. We had no outstanding balance on the Company’s Revolving Credit Agreement as of September 30, 2022, and we had $108.0 million of availability thereunder. We used cash in operations of $2.4 million for the nine months ended September 30, 2022, and generated cash from investing activities of $23.2 million for the nine months ended September 30, 2022.

We believe our equity base, internally generated funds, and existing availability under our debt facility are sufficient to maintain our level of operations through September 30, 2023. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

We may, from time to time, purchase our outstanding shares of common stock through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, legal and regulatory considerations, contractual restrictions and other factors. Purchases, if any, will be funded through our available cash from operations. The amounts involved may be material.

Cash Flows— Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Cash Flows from Operating Activities

Net cash used in operating activities was $2.4 million for the nine months ended September 30, 2022, compared to cash provided of $26.4 million for the same period in 2021. The decrease of $28.8 million was primarily due to the application of previously collected deposits to sale of whole assets during the period, along with timing of cash advances to vendors.

Cash Flows from Investing Activities

Net cash provided by investing activities was $23.2 million for the nine months ended September 30, 2022, compared to cash provided of $5.9 million in the same period for 2021. Cash provided by investing activities during the nine months ended September 30, 2022 was driven by the sale of Flight Equipment. Cash provided by investing activities during the nine months ended September 30, 2021 was also driven by the sale of Flight Equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2022 and 2021. Cash provided by financing activities during the nine months ended September 30, 2022 is primarily related to the proceeds from the issuance and the sale of shares under the Employee Stock Purchase Plan (“ESPP”). Cash provided by financing activities during the nine months ended September 30, 2021 is the result of proceeds from the exercise of public warrants.

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

Effective March 12, 2021, we amended our Revolving Credit Agreement to increase our maximum commitments under the Revolving Credit Agreement to a $150.0 million aggregate amount, subject to borrowing base limitations, and to extend the maturity date to March 12, 2024, subject to certain conditions.

As of September 30, 2022, there was no outstanding balance under the Revolving Credit Agreement and we had $108.0 million of availability thereunder. We were in compliance with our debt covenants as of September 30, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of September 30, 2022. Refer to Note M – Commitments and Contingencies within our Condensed Consolidated Financial Statements for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics, a subsidiary of Elbit Systems, valued at $33.1 million for the acquisition of technical equipment for manufacturing our AerAware product. The commitment is expected to be satisfied by the fourth quarter of 2023. The Company has expanded its commitment for the purchase of cargo conversion kits to support its B757 freighter conversion program in the amount of $40.9 million. The commitment is expected to be satisfied during 2023.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2021 Annual Report. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three and nine months ended September 30, 2022, there were no material changes in our estimates and critical accounting policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Amended and Restated Credit Agreement, or the Credit Facility, which has variable interest rates tied to LIBOR. As of September 30, 2022, we had no outstanding variable rate borrowings under our Credit Facility. Therefore, a ten percent increase in the average interest rate affecting our variable rate debt outstanding as of September 30, 2022 would not have had a material impact on our interest expense, financial position or continuing operations.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three months ended September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of September 30, 2022.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

ITEM 1A    RISK FACTORS

There are no material changes in the information reported under Part I – Item 1A “Risk Factors” contained in the Annual Report except as set forth below.

We are exposed to risks associated with operating internationally.

We conduct business in a number of foreign countries, certain of which are politically unstable or subject to military, civil conflicts or other risks. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	military conflicts, civil strife, and political risks;
●	export regulations that could erode profit margins or restrict exports;
●	compliance with the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act of 2010, and other anti-bribery and anticorruption laws;
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	import and export duties and value added taxes;
●	foreign exchange risk;
●	transportation delays and interruptions;
●	natural disasters, adverse weather and climate change;

●	uncertainties arising from foreign local business practices and cultural considerations; and
●	changes in United States policies on trade relations and trade policy, including implementation of or changes in trade sanctions, tariffs, and embargoes.

Measures that we have or will adopt to reduce the potential impact of losses resulting from the risks of doing business internationally may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all.

The war in the Ukraine is creating an adverse climate for our business. The U.S. government has imposed enhanced export restrictions and controls on certain products and technology, as well as sanctions on certain industry sectors and parties in Russia, Belarus and parts of the Ukraine. The governments of other jurisdictions in which we may conduct business, such as the European Union, have also implemented sanctions or other restrictive measures. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, the Company ceased pursuing future business in Russia and terminated our three leases with operators doing business in Russia, successfully repossessing two aircraft with one engine still unrecovered. Due to continued uncertainty in the ability to recover this engine from Russia or to collect insurance coverage, we have fully impaired this asset. These sanctions and enhanced export controls, as well as any responses from Russia may adversely affect the Company and/or our supply chain, business partners or customers, flight activity, demand for MRO and leasing services and the related macro environment. The economic and security conditions may limit the Company’s ability to provide its services or products to certain customers, as well as limit its ability to receive payments.  The totality of these events, sanctions and restrictions may have a material adverse effect on our business, financial condition, liquidity and results of operations. These sanctions and restrictions may also jeopardize and adversely impact the availability and cost of insurance that covers any assets or operations that may be subject to these restrictions and enhanced sanctions.

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

AerSale Corporation

Date:	November 9, 2022	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, Division President, TechOps and Director
(Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)