Form 10-K
period 2022-12-31
AerSale Corp
filed 2023-03-07
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 001-38801

AerSale Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	84-3976002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

255 Alhambra Circle, Suite
435 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

(305) 764-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ASLE	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the closing price of $14.51 for shares of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2022, was approximately $239 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of registrant’s common stock outstanding as of March 6, 2023 was 51,214,717.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report may constitute forward-looking statements, and include, but are not limited to, statements about the anticipated or potential impact of COVID-19 and any other pandemics on our business; changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our shares of common stock. The principal risks and uncertainties affecting our business include the following:

Risks Related to AerSale’s Business and Industry

●	future impacts from the novel coronavirus pandemic (“COVID-19”), and any other epidemic or similar outbreak, on flight activity, demand for maintenance, repair and overhaul (“MRO”) and leasing services, our business partners or customers, and the related macro environment;
●	disruptions in supply chain;

●	factors that adversely impact the commercial aviation industry;
●	the fluctuating market value of our products;
●	our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults;
●	success at our MRO facilities is dependent upon continued outsourcing by airlines;
●	shortage of skilled personnel or work stoppages;
●	the inability to obtain certain components and raw materials from suppliers;
●	the highly competitive nature of the markets in which we operate;
●	risks associated with our international operations;
●	the risks from business acquisitions and integration of new businesses acquired;
●	the unique risks we encounter by supplying equipment and services to the U.S. government;
●	further consolidation of customers and suppliers in our markets;
●	cyber or other security threats or disruptions;
●	the significant capital expenditures that may be required to keep pace with technological developments in our industry;

●	lack of ownership of certain intellectual property and tooling that is important to our business and/or intellectual property litigation to protect our intellectual property;

●	our dependence on our facilities, which are subject to physical and other risks that could disrupt production;

●	current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims not adequately covered by insurance;

●	risks from any improper conduct by our employees, agents, subcontractors, suppliers, business ventures or joint ventures in which we participate;

●	limitations on employee compensation pursuant to the CARES Act;

●	loss of services from key employees;

●	the failure of our subcontractors to perform their contractual obligations;

Strategic and Financial Risks

●	our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us;

●	our failure to comply with the covenants in the documents governing our existing and future indebtedness;

●	limitations of our current and future operations from restrictive covenants contained in documents governing our indebtedness;

●	unanticipated changes in our tax provision;

●	possible goodwill and other asset impairments;

●	interest rate risk from the imminent elimination of the London Inter-bank Offered Rate (“LIBOR”) and adoption of Secured Overnight Financing Rate (“SOFR”), as a benchmark interest rate;

Legal and Regulatory Risks

●	we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation;
●	compliance with U.S. and other anti-corruption laws, export control laws, import control laws, trade and economic sanction laws and other laws governing our operations;
●	current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims not adequately covered by insurance;

●	the liens of Flight Equipment could exceed the value of such Flight Equipment;
●	the risk that our leased aircraft engines are deemed accessions to the aircraft and our ability to repossess an engine is impaired;
●	product and other liability claims not covered by insurance;
●	the extensive environmental requirements with which we must comply;
●	global climate change, or by legal, regulatory or market responses to such change;

Risk Factors Related to our Common Stock

●	depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur;

●	lack of analyst coverage for our common stock;

●	actual or anticipated sales of significant amounts of our common stock;

●	the fact that we do not intend to pay dividends on our common stock for the foreseeable future;

●	reduced disclosure due to our filing status as an “emerging growth company”;

General Risk Factors

●	ineffective internal control over financial reporting;

●	insolvency of our customers; and

●	the adverse effect of negative economic conditions.

PART I

ITEM 1          BUSINESS

Corporate History and Background

Monocle Acquisition Corporation (“Monocle”) was initially formed as a Delaware corporation on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

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

Upon the consummation of the Merger: (a) Merger Sub 1 was merged with and into Monocle, with Monocle surviving the merger as a wholly-owned direct subsidiary of the Company (the “First Merger”), and (b) Merger Sub 2 was merged with and into AerSale Aviation, with AerSale Aviation surviving the merger as a wholly-owned indirect subsidiary of the Company (the “Second Merger”). In connection with the closing of the Business Combination (the “Closing”), AerSale Aviation changed its name from “AerSale Corp.” to “AerSale Aviation, Inc.” and the Company changed its name from “Monocle Holdings Inc.” to “AerSale Corporation.” Immediately following the Merger, the Company contributed all of its ownership in Monocle to AerSale Aviation, which continued as a wholly owned subsidiary of the Company.

Overview of Business and Operations

Our mission is to provide full-service support to owners and operators of mid-life commercial aircraft who lack the infrastructure and/or expertise to cost effectively maintain such aircraft during the second half of their operating life through their retirement from service. By providing a one-stop shop that integrates multiple service and product offerings, we save our customers time and money, while providing value to our stockholders through our operating efficiency. We were founded in 2008 by Nicolas Finazzo and Robert B. Nichols as a platform to serve the aviation aftermarket. In early 2010, we partnered with private equity firm Leonard Green & Partners, L.P. to scale our business and finance the creation of a purpose built and fully integrated aviation company. Since our founding, we have established a global footprint and scalable platform for growth.

Our business is comprised of two reporting segments: Asset Management Solutions and Technical Operations (“TechOps”), which, taken together, provide comprehensive support to owners and operators of used commercial aircraft.

Asset Management Solutions

Our Asset Management Solutions segment, which represented approximately 68% of our revenue during the fiscal years ended December 31, 2022, and 2021, acquires mid-life commercial aircraft and engines (“Flight Equipment”) from airlines and leasing companies as feedstock to support our business activities. Asset Management Solutions activities include the sale and lease of aircraft and engines, as well as the disassembly of these assets for component parts (such used serviceable material, “USM”) that can be utilized to support third-party sales and lower the cost to maintain our portfolio of leased assets. Our aircraft and engines generally provide highly customized full-service, short-term lease support, where an operator is provided with a turn-key piece of Flight Equipment that can meet the customer’s specific needs. Our business model provides an alternative to the procurement of new aircraft, engines and parts traditionally sold by original equipment manufacturers (“OEMs”) or delivered new and leased by pure-play aircraft and engine leasing companies. Because we have created the infrastructure to market through alternative channels, we are able to maximize financial returns on Flight Equipment by cost-effectively placing such assets in the secondary market for the balance of their operating life, and upon retirement from service, extracting their greatest residual value by disassembling Flight Equipment assets to the piece-part level for re-use as USM. We do this by utilizing our integrated business units to maximize the sum of each asset’s alternative revenue streams, ranging from their sale or lease as whole operating assets, down to utilizing their collective individual components to serve as USM feedstock or to lower our leasing and operating costs related to MRO services. We also offer our integrated Asset Management Solutions services to third-party clients who lack the expertise and/or infrastructure to optimize their Flight Equipment investments. We lease engines and airframes primarily as a means of extracting value from the remaining operating life of an asset prior to disassembly for USM parts. We focus primarily on highly customized aircraft leases or short-term engine leasing where we can demand a lease premium, and we utilize our USM and MRO capabilities to fully meet all maintenance needs, which allow us to fully monetize collected maintenance reserves. After disassembly, we utilize the pieces as low-cost spare parts feedstock to support our various other business segments, including USM part sales, and in conjunction with our third-party maintenance operations. Consequently, the vast majority of aircraft and engines that we have acquired have ultimately been disassembled for their USM parts once the full value of their remaining operating life has been extracted.

TechOps

Our TechOps segment, which represented approximately 32% of our revenue during the fiscal years ended December 31, 2022, and 2021, provides nose-to-tail MRO services on the most popular commercial aircraft, engines and components, that serve the passenger, cargo, and government sectors. Through our collective U.S.-based MRO facilities, we provide extensive maintenance and modification services for aircraft and their individual components. Our aircraft facilities located in Goodyear, Arizona, and Roswell, New Mexico, combined feature approximately 650,000 square feet of hangar space, from which we provide high-quality airframe MRO services, structural modification, conversions, and flight system upgrades, including disassembly and re-cycling operations for retiring aircraft. We additionally offer convenient long-term storage capacity for up to 650 aircraft in ideal dry-desert conditions.

At the individual component level, our facilities located in Miami, Florida, Rio Rancho, New Mexico, and Memphis, Tennessee collectively offer specialized component MRO capabilities and services covering hydraulics, composites, pneumatics, fuel systems, electro-mechanical assemblies, interiors, painting, flight controls, nacelles, and landing gear for passenger, cargo, and military aircraft applications.

Our TechOps segment leverages its robust engineering team to provide highly specialized technical support to our MRO facilities, as well as to develop advanced technical repairs, modifications and products, which we market under the tradename “Engineered Solutions.” This business unit includes the design, manufacture, and installation of new products, systems, and services that can enhance aircraft performance, safety, and service life at lower costs than traditionally expensive OEM products and services. Engineered Solutions also serves to lower the cost of Flight Equipment ownership with savings on MRO-related expenses, including compliance with mandatory and market-driven equipment upgrades. These cost-saving solutions are approved by the Federal Aviation Administration (“FAA”) under Supplemental Type Certificates (“STCs”), which provides us with the unique ability to perform these modifications. We use our FAA-

approved Parts Manufacturing Authority (“PMA”) to integrate third party components in developing our STC solutions. We have also obtained approval from various foreign regulatory authorities to validate our STCs and PMA products for use by operators outside of the United States.

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

Competition

The aviation aftermarket is highly competitive with many participants, including Flight Equipment OEMs, MRO providers, airlines, aircraft and engine leasing companies, financial sponsors, USM sales organizations, and other independent manufacturers and service providers. The vast majority of participants compete within smaller subsets of our broader products and services offerings. Frequently, our competitors specialize in one or a limited number of areas within the following segments: aircraft MRO, engine MRO, Engineered Solutions, aircraft leasing, engine leasing, USM part sales, and asset management. Further, many component MRO providers specialize in a small subset of repairs related to specific components or materials, such as composites, pneumatics, hydraulics, electronics, landing gear, wheels and brakes, and auxiliary power units.

Consumers of aftermarket Flight Equipment products and services typically make buying decisions based on a variety of factors including quality, pricing, availability, provider reputation, technical specification, prior operating history, turnaround time, geographic location and financial terms.

Our Asset Management Solutions segment competitors include AAR Corp., AerCap, Delta Air Lines, Inc., GA Telesis, LLC, Kellstrom Aerospace, Heico Corporation, Willis Lease Finance Corp, Air Transport Services Group, LLC, Unical Aviation, Inc, Satair Group and Aviall, Inc, while competitors to our TechOps segment include AAR Corp., Aviation Technical Services, Inc., HAECO Americas, MRO Holdings, Inc., ST Engineering North America, Air Transport Services Group, LLC, Delta TechOps, TransDigm Group, MTU Aero Engines, Woodward, Inc., and Lufthansa Technik AG. Though our product and service offerings include certain aircraft and engine leasing activities, we do not view large pure-play aircraft and engine leasing companies as core competitors, as those companies are primarily centered around cost of capital and financial securitization products, and frequently choose to divest mid-life assets as they lack the technical and mechanical capabilities to deal with assets that have exited the OEM warranty periods.

Certain of our competitors have substantially greater marketing, financial, technical and infrastructure resources than we do, and may additionally provide complementary sales and services capabilities that we do not currently offer. As a result, certain of our competitors may be able to deliver a broader range of aftermarket Flight Equipment products and services at more attractive pricing. As such, we choose to target services and products where our synergic capabilities provide us a competitive advantage and allow us to be more responsive to the evolving needs of mid-life aircraft owners, operators, MRO providers and financial sponsors. We believe that the market insights, technical capabilities and financial expertise that we bring together through our Asset Management Solutions and TechOps offerings are particularly well suited to meet the comprehensive needs of mid-life Flight Equipment customers, with a fuller range of value-added products and services than most of our competitors.

Competitive Strengths

Our competitive strengths are focused on institutionalized processes to drive profitability by maximizing Flight Equipment values across the second half of their life cycle. We believe our data-driven approach, highly attuned staff, proprietary analytical tools, and formalized decision-making processes give us a unique platform to drive value within the aviation aftermarket.

Our ability to provide cost saving alternatives to support our customers across the entire range of Flight Equipment, from whole aircraft down to the individual component parts level, is crucial to our ability to maximize value and profitability. By offering a comprehensive suite of products and services, we are able to enjoy a competitive edge in the marketplace as a “one-stop” source for full aircraft, engine and USM spare parts support, bundled with comprehensive MRO solutions. This integration of services facilitates significant cross-selling opportunities among our various business units, as many of our customers depend on the products and services provided by both our Asset Management Solutions and TechOps business segments. In totality, the breadth of these capabilities allows us to optimally service our customers’ needs, providing them increased fleet flexibility while reducing downtime. Similarly, these capabilities lower the cost of ownership of our own Flight Equipment. At the same time, our participation in upstream aircraft and engine transactions also provides valuable market insights regarding operating fleet trends that feed our key downstream supply and demand modeling inputs, enhancing our MRO and USM parts investment decisions.

As a consistent source of aftermarket USM parts, we provide our customers with a safe and widely-accepted low-cost alternative to purchasing new OEM replacement parts. Our ability to cost-efficiently source USM parts through aftermarket Flight Equipment acquisitions and lease portfolio retirements enables us to profitably monetize aircraft and engines that otherwise would have limited economic benefit as an operating whole asset. We are additionally able to leverage our component MRO capabilities to extend the serviceable life of many USM components and systems. Consequently, our ability to increase our USM return to service yield reduces our associated return to service expenses and serves to drive incremental margin on USM part sales, while also lowering the cost of replacement parts required to maintain our portfolio aircraft and engines.

We have a competitive advantage over most of our MRO competitors as one of the select aviation aftermarket companies that has the necessary technical and operational resources to hold FAA “unlimited” repair station ratings for both our airframe and component MRO operations. These comprehensive FAA ratings are no longer granted; however, our unlimited ratings were “grandfathered” and are held by our longstanding MRO subsidiary companies. This enables us to fast track the implementation of certain new MRO capabilities through an established FAA approved “self-certification” procedure, while avoiding the typically longer approval lead-times associated with standard FAA repair station capability certification. Consequently, we believe our ability to efficiently innovate and bring to market new proprietary repairs and modifications for both aircraft and their components meaningfully enhances our responsiveness to the evolving needs of our customers, while also giving us the flexibility to pursue a significantly wider range of market growth opportunities.

Growth Strategies

We intend to pursue opportunities that are well aligned with our existing capabilities, which will continue to differentiate our business.

●	Broaden our MRO Capabilities. We plan to utilize our FAA “unlimited” repair station licenses to develop new capabilities, while augmenting brand loyalty with a growing range of MRO services to support our customers’ needs. The MRO segment is accretive to our Asset Management Solutions business and provides incremental opportunities to supplement our MRO customers with Flight Equipment and USM spare parts once we have established an initial MRO service relationship.
●	Expand Our Government Presence. Many of the commercial aircraft and engines for which we provide products and services have equivalent or derivative aircraft and engine platforms that are used by various branches of the military and civilian government agencies. As government funding is stable and uncorrelated with the commercial aviation cycle, we view this as an important growth market. We intend to increasingly focus on capturing additional USM parts sales in addition to MRO service opportunities, directly with these government customers, or through subcontracting arrangements with government contractors.
●	Introduce New Engineered Solutions. Our Engineered Solutions offerings provide a critical value-add for customers through the introduction of proprietary alternative products, repairs and modifications which we develop to enhance aircraft performance, reliability, safety, regulatory compliance, service life, and cost-of-ownership economics. The breadth of services and capabilities that we provide our extensive customer base promotes our early identification and development of new solutions to address their evolving needs. We plan to continue to invest in new Engineered Solutions that create value for our customers and are accretive to the expansion and profitability of our MRO operations. We believe that we are well positioned to develop and market these solutions given our deep knowledge of maintenance intensive mid-life aircraft, our broad range of engineering and MRO capabilities, and our extended market reach as a global provider of Flight Equipment sales, leasing, MRO and USM parts sales.
●	Expand Our Geographical Footprint. We believe the growth in the international aviation sector represents a compelling opportunity to leverage our existing capabilities to serve a broader set of foreign aircraft owners, operators, OEMs and MRO customers. As international fleets continue to grow in size and age in both established and emerging markets, we expect to play an increasing role in supplying Flight Equipment spares, MRO support, and USM parts to burgeoning markets that currently lack a mature infrastructure to meet this demand.
●	Pursue Strategic Acquisitions. Our business has grown organically and through acquisitions since our founding. We have a proven track record of successfully expanding our capabilities through acquisitions, including our acquisition of Great Southwest Aviation (rebranded as AerSale - Roswell) in 2010, Aero Mechanical Industries (rebranded as AerSale Landing Gear Solutions) in 2015, Goodyear Maintenance Facility in 2017 (rebranded as AerSale – Goodyear), Avborne Accessory Group (rebranded as AerSale Component Solutions) in 2018, Qwest Air Parts in 2019, Q2 Aviation (rebranded as AerSale AeroStructures-Memphis) in 2019 and Aircraft Composite Technologies (rebranded as AerSale AeroStructures-Miami) in 2020. We will continue to evaluate opportunities to acquire businesses that meet our financial return profile and execute on these transactions where there is an opportunity to enhance our value proposition by integrating the operations of such businesses into our existing offerings of products and services.

Customers

We sell to more than 1,000 customers worldwide. Non-U.S. customers accounted for approximately 58% of our total revenue for 2022. Our principal customers are comprised of domestic and foreign passenger airlines, cargo operators and governmental agencies. We also sell our products and services to a broad range of companies that provide aftermarket Flight Equipment support services, including OEMs, MRO providers, financial sponsors and leasing companies.

We believe that the breadth of our MRO capabilities and supporting services create a compelling customer care and value proposition that fosters brand loyalty, and significantly contributes to the recurring nature of our business. In the year ended December 31, 2022, seven of our top ten customers by revenue had been customers for five years or more, and 54% of revenue from our top 100 customers was sales from customers utilizing more than one of our service offerings.

We primarily use the US Dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk.

Sales and Marketing

We employ a sales force of 36 individuals. We utilize a matrixed marketing approach, where our individual business segments dedicate resources to market directly to their respective customer audience, while our regional sales specialists co-market our combined product and service offerings to clients within their territories. Given the technical nature of our business, business unit-specific technical staff frequently participate in marketing presentations and campaign developments in support of marketing initiatives spanning the sale, lease and MRO of aircraft, engines and their components.

We primarily market and sell our products and services through our direct sales force. On occasion, we utilize contract services to assist in specific client-targeted sales efforts. In addition, we utilize foreign representation in certain regional markets outside of the United States. We augment our direct customer marketing efforts with industry event sponsorships, conference participation, press release broadcast, web site promotion and social media initiatives, in addition to trade publication announcements, advertising and periodical article contributions.

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

We believe that our “unlimited” airframe and component FAA repair station certifications, PMA authority, and deep technical expertise position us to efficiently identify and implement new Engineered Solutions and proprietary component repairs, which is an important differentiator for our industry.

Government Regulation

The FAA regulates the manufacture, repair and operation of all aircraft, including engines, components and parts, operated in the United States, to ensure that all aircraft and aviation equipment are continuously maintained in proper condition for safe operation. Similar rules and regulatory authorities exist in other countries. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance are required prior to installation of Flight Equipment components, including aircraft released into operating service. We operate six FAA/EASA certified repair stations, in addition to holding various other international airworthiness authority approvals, which are repair station facility specific. Our repair station facilities are required by the FAA to hold pertinent certification approvals for the products and MRO services that we provide for our customers, and we are required to adhere to all relevant FAA rules and regulations as a condition to maintaining those certifications.

Certain of our Engineered Solutions include products that are authorized by the FAA through issuance of STC approval for their respective application. Others involve proprietary repairs that we develop internally in compliance with authorities granted by the FAA under our “unlimited” repair station licensing for applicable airframe and engine component categories. We facilitate the production of certain of our Engineered Solutions through the manufacture of new parts in accordance with our FAA approved PMA certifications, as well as the manufacture of certain new replacement parts under our FAA repair station authorities. We also employ FAA certified personnel called, Designated Airworthiness Representatives and Designated Engineering Representatives, to facilitate our MRO operations through the development and regulatory approval of specialized airframe and component designs, repairs, modifications, and installations. We rely on these FAA approvals to market our Engineered Solutions to third parties, as well as to utilize them on our own Flight Equipment. We believe the depth of technical and operational qualifications required to attain these FAA regulatory approvals constitutes a significant barrier for competitors looking to compete with our Engineered Solutions offerings. One such product that is nearing STC is our offering designated as AerAwareTM. AerAware™ is an Advanced Enhanced Flight Vision System (“EFVS”) solution that enables a pilot to “see” through low visibility conditions by presenting advanced imaging technology along with real time aircraft primary flight systems data on an Elbit Systems/Universal Avionics SkyLens™ Head Wearable Display. The FAA has assigned STC project number

ST16454AT-T for AerAware™, indicating the agency’s acceptance of AerSale’s STC application and for which we are conducting certification flights.

The FAA requires that aircraft operators maintain detailed records that log the utilization and condition of certain aircraft and engine life-limited parts. The FAA also requires that various maintenance routines be performed and documented on certain airframe and engine components at regular intervals based on utilization and/or time. Maintenance may also be required following certain types of events (e.g., foreign object damage, extreme heat, hard landings, etc.). Further, the FAA and certain other airworthiness authorities can at any time introduce new rules and regulations that may impact our business. In order to proactively mitigate the effects of prospective future rulings and amendments, as well as to position our business segments to potentially benefit from them, we diligently monitor FAA publications and industry trade groups in an effort to obtain as much advance notice as possible concerning future regulatory mandates.

As we pursue sales of products and services directly to government customers or through subcontracting arrangements with government contractors, we may also be subject to various laws and regulations governing pricing, reporting, and other factors. Historically, government regulations have had no material adverse effect on our business and results of operations.

Intellectual Property

We believe our brand recognition is an important differentiator, and we maintain trademarks on “AerSale”, and on certain branded product offerings (e.g., AerSale® active into 2031, AerSafe® active into 2031, AerTrak® active into 2024).

While we hold no patents, we significantly benefit from an extensive array of proprietary intellectual property pertaining to market intelligence, transactional data history, and price modeling techniques, in addition to a wide range of product design, engineering, manufacturing, repair, modification and MRO procedures.

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

Though our proprietary market intelligence, transactional data history, price modeling techniques, and Engineered Solutions expertise are subject to misappropriation or obsolescence, we believe we have adequately institutionalized systems and procedures to prevent such occurrences. These measures include adoption of continuous improvement methodologies developed to maintain the integrity of our intellectual property holdings, in addition to the innovation of new techniques, products and processes designed to enhance our existing offerings in response to future market developments.

Human Capital Resources

As of February 7, 2023, we employed 606 full-time employees worldwide, none of whom are subject to a collective bargaining agreement. Approximately 99% of our employees are based in the United States. In addition to our full-time employees, we also employ approximately 254 contract workers, the majority of whom are located at our airframe maintenance facilities where they provide us with flexible staffing to meet customer demand.

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

The safety of our employees has been a priority throughout the COVID 19 pandemic. In response to the COVID-19 pandemic, our facility response teams implemented processes and procedures to ensure compliance with applicable government-imposed health and safety-related operating restrictions, enhanced the safety of our facilities, protected the health of our employees, and monitored trends in infection rates at locations where we have facilities. Many of these health and safety protocols have evolved to become more permanent fixtures in our workplace. We will continue to monitor public health announcements and government orders to accommodate additional changes as necessary.

Talent Management and Career Development

At AerSale, our talent management & career development programs prepare our employees for a rewarding and challenging experience. We want to ensure that each of our employees has the tools they need to succeed in their current role, while preparing them for the next step in their career. Management and Leadership curriculums are tailored based on each facility’s unique needs as well as the individuals’ needs. At our MRO facilities we have established a career readiness program specifically for aspiring aviation mechanics and technicians. This program would allow individuals to start in an entry level role and through supervision, training, and mentorship complemented by our A&P reimbursement program, become an A&P mechanic or Inspector.

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

We have a firm commitment to diversity and inclusion in our recruiting, hiring and promotion practices. Minority and female employees are encouraged to participate in career days, job fairs and programs in the communities in which we do business. As of December 31, 2022, the Company’s employee base includes 23.8% females and 61.2% minorities. We actively engage in recruiting fairs and efforts at various training institutions, especially those that have high minority and diverse enrollment rates. We continue to work with local organizations to identify minorities with an increased focus on veterans who will be transitioning into the civilian workforce. In 2023, we aim to focus on partnering with local schools and supporting diverse students with an anticipated scholarship program that will provide financial assistance, mentorship and internship opportunities with the ultimate goal being full time employment at one of our facilities. In 2022, we conducted an employment survey to assess diversity efforts and measure progress on our commitment to fostering a culture of inclusion and diversity and ensuring employees can reach their potential. Each manager and leader is responsible for upholding these values and supporting the goals under our affirmative action plan.

Environmental Matters

Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations by government agencies, including the U.S. Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Although management believes that our operations and our facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof, the nature of our operations, or regulatory enforcement actions may require us to make significant additional capital expenditures to ensure ongoing compliance with applicable laws and regulations and/or engage in remedial actions.

Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies. We are generally indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. For our Goodyear, AZ facility, we also maintain an environmental impairment liability policy that provides coverage for certain liabilities associated with the clean-up of on-site and off-site pollution conditions, as well as for resulting bodily injury or property damage to third parties, in each case, to the extent not otherwise indemnified. If we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have an adverse effect on our business and results of operations.

Available Information

In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website at www.aersale.com. We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website at https://ir.aersale.com/corporate-governance/governance-documents. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq Stock Market rules concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics within four business days of such amendment or waiver. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Additionally, the public may obtain any document that we file with or furnish to the SEC from the SEC’s Electronic Document Gathering, Analysis, and Retrieval system, which can be accessed at www.sec.gov.

ITEM 1A          RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to AerSale’s Business and Industry

The ongoing COVID-19 pandemic, including associated variants, has had a material adverse impact, and could in the future have a material adverse impact, on our business, operating results, financial condition, and liquidity.

The COVID-19 pandemic, including associated variants, continues to negatively affect the commercial aviation industry, including our business and operations. The COVID-19 pandemic and the measures instituted by governments, and businesses to mitigate its spread, including travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses led to significant declines in demand for air travel in 2020 and 2021, and, therefore, resulted in lower demand from civil aviation customers for our products. Although there have been signs of ongoing recovery in the overall demand for commercial air travel, some commercial aviation segments have recovered less quickly than others, and it remains uncertain when commercial flight activity will return to and/or exceed pre-pandemic levels. Moreover, a resurgence of the COVID-19 pandemic (including through any new variant strains of the underlying virus), a new health epidemic or similar outbreak or other negative developments associated with the pandemic or outbreak could hinder or reverse the commercial flight activity recovery and lead to decreased worldwide commercial activity, which could eventually adversely affect the demand for airline cargo services. Reduced flight activity negatively impacts the demand for many of our products and services, and any prolonged reduction could materially and adversely affect our business, operating results, financial condition, and access to sources of liquidity. While COVID-19 has had a significant impact on our business and the businesses of our customers and suppliers, as well as our results of operations and financial condition, the extent to which COVID-19 or any other pandemics, epidemics and similar outbreaks, especially of infectious diseases, may impact our business, results of operations and financial condition depends on future developments, including (i) the duration, spread, severity, or any recurrence of the COVID-19 pandemic (including COVID-19 variants); (ii) the effectiveness, availability, and usage of vaccines; (iii) the impact of government mandates, directives, orders, regulations, and other governmental actions; (iv) the extent of the impact of the COVID-19 pandemic or similar outbreak on overall demand for air travel and our related business plans and decisions; (v) the impact of the COVID-19 pandemic or similar outbreak on the our ability to retain key employees; and (vi) the impact of the COVID-19 pandemic or similar outbreak on our access to capital, all of which cannot be predicted with certainty.

Moreover, prolonged pandemics, epidemics and similar outbreaks, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our business. Any of these could have a material adverse effect on our business, financial condition or results of operations.

We cannot predict the impact that COVID-19 or any other pandemics, epidemics and similar outbreaks, especially of infectious diseases, will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us, and may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us.

Supply chain disruptions could have adverse effects on our ability to provide certain services

We source parts and components for our business from various suppliers around the world. Global supply chain and labor markets are continuing to experience high levels of disruption, causing significant materials and parts shortages, as well as delivery delays, labor shortages, distribution issues, energy cost increases and price increases. Current geopolitical conditions, including sanctions and other trade restrictive actions and strained intercountry relations, are contributing to these issues. These issues could lead to significant supplier performance failures and delays. Disruptions to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services to our customers.

We are affected by factors that adversely impact the commercial aviation industry.

As a provider of products and services to the commercial aviation industry, we are generally affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events, such as terrorism, high fuel and oil prices, labor issues, lack of capital, and weak economic conditions. As a result of these and other events, from time to time certain of our customers have filed for bankruptcy protection or ceased operation. The impact of instability in the global financial markets has led, and may in the future lead, airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, and Flight Equipment.

A reduction in flight activity of aircraft both in the United States and abroad has resulted in, and may continue to result in, reduced demand for parts support and maintenance activities for the type of aircraft affected. Further, tight credit conditions negatively impact the amount of liquidity available to buy parts, services, and Flight Equipment. A deteriorating airline environment may also result in additional airline bankruptcies, and in such circumstances, we may not be able to fully collect outstanding accounts receivable. Reduced demand from customers caused by weak economic conditions, including tight credit conditions and customer bankruptcies, may adversely impact our financial condition or results of operations. A slowdown in the global economy, or a recession, would negatively impact the commercial aviation industry, and may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our ability to profitably manage mid-life Flight Equipment through the end of its life-cycles depends in part on our ability to successfully source acquisition opportunities of used Flight Equipment on favorable terms to provide feedstock for the sale of USM parts. Our inability to acquire Flight Equipment could adversely affect our financial condition or results of operations. Our business, financial condition, results of operations, and growth rates may be adversely affected by these and other events that impact the aviation industry, including those mentioned elsewhere in this report and the following:

●	increased in-house maintenance by airlines;
●	climate change, environmental catastrophes and government regulations implemented to address them and;
●	acts of God.

Our operating results vary, and comparisons to results for preceding periods may not be meaningful. Due to a number of factors, our operating results may fluctuate, including, among others, for the following reasons:

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

We conduct business in a number of foreign countries, certain of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	military conflicts, civil strife, and political risks;
●	export regulations that could erode profit margins or restrict exports;
●	compliance with the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act of 2010, and other anti-bribery and anticorruption laws;

●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	import and export duties and value added taxes;
●	foreign exchange risk;
●	transportation delays and interruptions;
●	uncertainties arising from foreign local business practices and cultural considerations; and
●	changes in United States policies on trade relations and trade policy, including implementation of or changes in trade sanctions (such as those imposed on Russia), tariffs, and embargoes.

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

Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information, business e-mail compromises, ransomware attacks, and other electronic security breaches, including at our customers, suppliers, subcontractors, and joint venture partners, that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. As a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce may continue to function in a remote work environment, which could heighten the risk of these potential vulnerabilities.

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

Moreover, expenditures incurred in implementing and maintaining cybersecurity and other procedures and controls may adversely affect our results of operations and financial condition.

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

We have implemented policies, procedures, training and other compliance controls, and have negotiated terms designed to prevent misconduct by employees, agents or others working on our behalf or with us that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled products and services, cost accounting and billing, competition and data privacy. However, we cannot ensure that it will prevent all such misconduct committed by our employees, agents, subcontractors, suppliers, business partners or others working on our behalf or with us, and this risk of improper conduct may increase as we expand globally. In the future, we may form and/or become a member of joint ventures. We may be unable to prevent misconduct or other violations of applicable laws by these joint ventures (including their officers, directors and employees) or our partners. Improper actions by those with whom or through whom we do business (including our employees, agents, subcontractors, suppliers, business partners and joint ventures) could subject us to administrative, civil or criminal investigations and monetary and non-monetary penalties, including suspension and debarment, which may adversely affect our results of operations and financial condition.

We are subject to certain limitations on employee compensation, payment of dividends and stock buy backs pursuant to the CARES Act.

In connection with the financial assistance we received through the Payroll Support Program, and loan program under the CARES Act pursuant to the CARES Act, we are subject to certain limitations on the payment of certain employee compensation through April 1, 2023. We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. Limitations on compensation may adversely impact our ability to attract and retain senior management, or attract other key employees during the duration of these restrictions.

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

Our ability to manage our business and to execute our business strategy is dependent, in part, on the continued availability of debt and equity capital. Our Amended and Restated Credit Agreement (as defined below) matures on March 12, 2024. Access to the debt and equity capital markets may be limited by various factors, including the condition of overall credit markets, general economic factors, state of the aviation industry, our financial performance, and credit ratings. Debt and equity capital may not continue to be available to us on favorable terms, or at all. Our inability to obtain financing on favorable terms may adversely affect our results of operations and financial condition.

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

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be evaluated for impairment at least annually, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Changes in our estimates and assumptions could adversely impact projected cash flows and the fair value of reporting units. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually using available forecast information. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified. As part of management's annual evaluation, the qualitative and quantitative analyses resulted in a conclusion that the fair value of our reporting units exceeded their carrying values; therefore, goodwill and other indefinite lived intangibles were not impaired. In the event there are deteriorations in business conditions or estimated cash flows beyond amounts previously or currently forecasted, there is a risk of future impairments on our goodwill balance.

Our exposure to variable interest rates, foreign currency exchange rates and swap counter party credit risk could materially and adversely affect our business, operating results and financial condition.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as LIBOR. Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. In addition, in July 2017, the U.K.’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Although SOFR has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for the London Interbank Offered Rate (“LIBOR”), it remains uncertain how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is imminent. The consequences of these developments cannot be entirely predicted, but could cause potential increases in interest rates on our floating debt rate. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies and other aspects of our business and financial results.

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

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future. These proceedings have included, and in the future may include, matters involving personnel and employment issues, workers’ compensation, personal and property injury, disputes relating to acquisitions (including contingent consideration), governmental investigations and other proceedings. Some historical and current legal proceedings and future legal proceedings may purport to be brought as class actions on behalf of similarly situated parties including with respect to employment-related matters. We discuss legal proceedings in Note R – Commitments and Contingencies within our consolidated financial statements included elsewhere in this Annual Report (the “Consolidated Financial Statements”). Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. We cannot be certain of the ultimate outcomes of any such claims, and resolution of these types of matters, against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could have a material adverse effect on our business, financial condition, liquidity or results of operations.

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

We may be adversely affected by global climate change, or by legal, regulatory or market responses to such change.

Increasing stakeholder environmental, social and governance (“ESG”) expectations, physical and transition risks associated with climate change, and emerging ESG regulation and policy requirements may pose risk to our market outlook, financial outlook, cost of capital and global supply chain, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us, our products and/or services, or otherwise could negatively impact our business. The cost to comply with new and potential environmental laws and regulations could be substantial for the Company.

In October 2016, ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORSIA is scheduled to be implemented through multiple phases beginning in 2021. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA will increase operating costs for us and our customers.

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If our analysts do not continue to cover us, or if no additional analysts commence coverage of us, the trading price of our stock could be negatively affected. Even with analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our stock, which in turn could cause our common stock price to decline.

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

We do not anticipate that we will pay any dividends on shares of our Common Stock in the foreseeable future. We intend to retain any future earnings to fund operations, to service debt and other obligations, and to use for other corporate needs. Further, our credit facility and the CARES Act limit our ability to pay cash dividends.

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

We will remain an “emerging growth company” until the earlier of (1) the earliest of the last day of the fiscal year (a) following February 11, 2024, the fifth anniversary of us becoming a publicly-traded company, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Section 404 requires management to establish and maintain a system of internal control over financial reporting. Annual reports on Form 10-K filed under the Exchange Act must contain a report from management assessing the effectiveness of our internal control over financial reporting. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall.

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

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, rising interest rates, energy costs, geopolitical issues, including the conflict between Russia and Ukraine, and tensions in Western countries, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future contribute to, increased volatility and diminished expectations for the economy and the markets. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

ITEM 1B          UNRESOLVED STAFF COMMENTS

None.

ITEM 2          PROPERTIES

Our principal executive office is in Miami, Florida. In addition to our headquarters, we have the following operating locations:

	Facility:	Primary Purpose:
•	Goodyear, Arizona	Aircraft MRO, Storage, Modification and Disassembly
•	Roswell, New Mexico	Aircraft MRO, Storage, Disassembly, and Distribution
•	Millington, Tennessee (1)	Aircraft MRO and Disassembly
•	Rio Rancho, New Mexico	Landing Gear MRO
•	Miami, Florida	Corporate Headquarters and Engineered Solutions Operations,
Hydraulic, Pneumatic, PMA Operations, and Electro-Mechanical Component MROs
•	Hialeah Gardens, Florida (2)	USM Sales, Shared Services, and Flight Control Surfaces
•	Memphis, Tennessee (3)	USM Sales, Distribution and Component MRO
•	Dublin, Ireland	Flight Equipment Asset Management
•	Bridgend, United Kingdom	Regional Representative Sales Offices
•	Singapore	Regional Representative Sales Offices

To support our growth and long-term business goals, we have expanded our operational facilities;

(1)	In February 2023, we leased 112,000 square feet of hangar space expanding our narrow body on-airport MRO presence. This new facility will provide additional capacity to accommodate the increasing MRO demand. We expect to commence operations in this facility in the first quarter of 2024.

(2)	Effective September 1, 2022 we entered into a lease for our Miami structures shop consisting of 88,000 square feet in Hialeah Gardens, Florida, for a term expiring in 2032. This location will also serve as office space for USM sales and shared services personnel. Relocation of office personnel has been completed while the structures shop is expected to conclude during the first half of 2023. Prior to the relocation, USM sales and shared services personnel were located in Sunrise, Florida.

(3)	In 2022, we commenced a 10-year lease for a new 315,000 square foot facility in Memphis, Tennessee. We completed shifting production related to our distribution operations from the previous 160,000 square foot location in the fourth quarter of 2022. Effective January 2023, the prior location has been reconditioned and subleased to a third party.

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

We primarily distribute USM parts from our dedicated distribution warehouse located in Memphis, Tennessee, in addition to on-site bulk storage capacity at our Roswell, New Mexico facility. These facilities collectively provide more than 500,000 square feet of available space to efficiently manage our Flight Equipment inventories and facilitate support of our customers’ urgent spare part requirements with non-stop delivery capacity to destinations worldwide. Combined, these facilities support the operations of our Asset Management Solutions segment.

ITEM 3          LEGAL PROCEEDINGS

From time to time, we are subject to litigation incidental to our business. The information set forth under “Litigation” under Note R – Commitments and Contingencies within our Consolidated Financial Statements is incorporated herein by reference.

ITEM 4          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “ASLE”.

Holders of Record of our Common Stock

As of February 24, 2023, there were 6,516 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, statutory requirements, and other factors that our Board of Directors may deem relevant. Currently, our Amended and Restated Credit Agreement limits our ability to pay cash dividends. Accordingly, we are prohibited from declaring any cash dividends to holders of our common stock without amending or modifying the terms of our credit facility.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1-31, 2022	-	-	-	-
November 1-30, 2022 (1)	1,500,000	$14.8025	-	-
December 1-31, 2022	-	-	-	-
1,500,000

(1)	On November 8, 2022, the Board of Directors approved the repurchase, directly from the selling stockholders, of 1,500,000 shares of the Company’s common stock. The repurchase was made pursuant to that certain Share Repurchase Agreement, dated November 14, 2022, by and among the Company and Green Equity Investors CF, L.P., Green Equity Investors Side CF, L.P., LGP Associates CF, LLC and Florida Growth Fund LLC, at a price of $14.8025 per share for a total of $22,203,750. The repurchase was funded through cash on hand and the shares were retired.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return for (i) our common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the S&P 500 Aerospace & Defense Index (“S&P A&D”) for the period from February 28, 2019, the first day Monocle’s common stock was traded following its initial public offering, through December 31, 2022. For the period between February 28, 2019 through December 22, 2020 the figures relate to Monocle’s common stock, and for the period between December 23, 2020 through December 31, 2020, the figures relate to AerSale Corporation’s common stock. The graph assumes an initial investment of $100 in Monocle’s common stock and in each of the S&P 500 and S&P A&D at the market close on February 28, 2019, and assumes reinvestment of dividends. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of AerSale Corporation under the Securities Act or the Exchange Act.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

PART II

ITEM 6         [RESERVED.]

ITEM 7          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis together with the financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated by AerSale because of the factors described in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements.” A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in our Annual Report on Form 10-K for the year ending December 31, 2021, filed with the SEC on March 15, 2022 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are a worldwide provider of aftermarket commercial aircraft, engines, and their parts to passenger and cargo airlines, leasing companies, original equipment manufacturers (“OEM”), government and defense contractors, and maintenance, repair and overhaul (“MRO”) service providers. We report our activities in two business segments: Asset Management Solutions, comprised of activities that extract value from strategic asset acquisitions either as whole assets or by disassembling for used serviceable material (“USM”), and TechOps, comprised of MRO activities for aircraft and their components, sales of internally developed engineered solutions and other serviceable products.

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

Continued impact of COVID-19

The COVID-19 pandemic continues to negatively affect the global economy, our business and operations,  supply chains, inflation, the labor market and the aviation industry. Commercial air travel has been significantly disrupted by the pandemic and government and business actions in response. Although we continue to see signs of ongoing recovery, there continues to be uncertainty with respect to when commercial air traffic will fully return to and/or exceed pre-COVID-19 levels. For additional information related to the COVID-19 pandemic, see Part I, Item 1A. “Risk Factors” of this Annual Report.

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

Results of Operations

Sales and gross profit for AerSale’s two business segments for the years ended in December 31, 2022 and 2021 were as follows:

Year ended December 31, 2022 compared to the year ended December 31, 2021

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Percent Change
Revenue
Asset Management Solutions
Aircraft	$101,511	$87,461	16.1%
Engines	176,096	144,549	21.8%
	277,607	232,010	19.7%
TechOps
MRO	95,258	99,899	(4.6)%
Product Sales	11,942	8,528	40.0%
Whole Asset Sale	23,737	-	100.0%
	130,937	108,427	20.8%

Total	$408,544	$340,437	20.0%

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$36,156	$30,157	19.9%
Engines	82,075	59,389	38.2%
	118,231	89,546	32.0%
TechOps
MRO	21,111	28,133	(25.0)%
Product Sales	4,397	1,713	156.7%
Whole Asset Sale	7,655	-	100.0%
	33,163	29,846	11.1%

Total	$151,394	$119,392	26.8%

Total revenues for the year ended December 31, 2022 increased by $68.1 million or 20.0% compared to 2021, driven by an increase of $45.6 million, or 19.7%, within Asset Management Solutions and an increase of $22.5 million, or 20.8%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased by $45.6 million to $277.6 million, or 19.7%, for the year ended December 31, 2022 compared to 2021, due to a $14.1 million increase in revenues from Aircraft, and a $31.5 million increase in revenues from Engines. The increase in Aircraft revenue is primarily attributable to increased activity in the B747 product line driven by Flight Equipment sales, which amounted to a total increase of $18.4 million compared to 2021, which was partly offset by lower leasing volume of $7.8 million driven by the termination of certain leases as a result of the Ukraine war, as well as the sale of previously leased Flight Equipment at the end of the lease term. The increase in Engines revenue is primarily attributable to increased activity in the CF6-80, CFM56 and PW4000 product lines as a result of higher Flight Equipment sales of $23.4 million and higher leasing activity of $5.9 million. The increase in Flight Equipment sales is directly related to the sale of previously leased Flight Equipment and asset acquisitions of Flight Equipment we carried out during 2021 and 2022, as we identified increased demand in product lines that served the cargo market as a result of the COVID-19 pandemic.

Cost of sales in Asset Management Solutions increased by $16.9 million to $159.4 million, or 11.9%, for the year ended December 31, 2022 compared to 2021. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in Asset Management Solutions increased by $28.7 million to $118.2 million, or 32.0%, for the year ended December 31, 2022 compared to 2021. The margin increase is mainly attributable to higher margins on Flight Equipment sales and USM sales of $29.8 million, as well as lower impact of inventory reserves recorded during the year ended December 31, 2022, which amounted to $1.8 million compared to $6.4 million in 2021.

Aircraft gross profit margins increased to 35.6% for the year ended December 31, 2022, from 34.5% for the year ended December 31, 2021, due to the impact of Flight Equipment’s sales which generated an average margin of 37.9%, as well as lower inventory reserves. Engines gross profit margins increased to 46.6% for the year ended December 31, 2022, from 41.1% for the year ended December 31, 2021, mainly due to the impact of Flight Equipment’s sales which generated an average margin of 47.6%, partly offset by the impact of USM sales due to fluctuations in the product mix.

TechOps

AerSale’s revenue from the TechOps segment increased by $22.5 million to $130.9 million, or 20.8%, for the year ended December 31, 2022, compared to 2021. The increase was primarily driven by the sale of Flight Equipment, which was purchased and controlled by the TechOps segment prior to its ultimate sale, along with improved landing gear and component repair activities; offset by lower revenues from storage and related maintenance activities in our Roswell facility as operators continue to return aircraft into active status, as well as a shift in resources at our Goodyear facility to support our cargo conversion projects on the B757 product line.

Cost of sales in TechOps increased by $19.2 million to $97.7 million, or 24.4%, for the year ended December 31, 2022 compared to 2021, driven by costs generated from the sale of Flight Equipment of $16.1 million and cost associated with revenue fluctuations noted above. Gross profit in TechOps increased $3.3 million to $33.2 million, or 11.1%, for the year ended December 31, 2022, compared to 2021, driven by the profit generated from the sale of Flight Equipment of $7.6 million, offset by lower gross profit of $7.0 million on MRO services. Gross profit margin decreased to 25.3% for the year ended December 31, 2022 compared to 27.5% for the year ended December 31, 2021, and was largely attributable to lower margins generated on MRO services of 22.2% for the year ended December 31, 2022 compared to 28.2% for the year ended December 31, 2021, driven by lower margin on storage related maintenance at our Roswell facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $18.9 million to $96.3 million, or 24.3%, for the year ended December 31, 2022, as compared to 2021. The increase was mostly related to higher payroll expenses of $10.7 million associated with market adjustments, additional headcount, and higher share-based compensation expense of $3.8 million, as well as higher cost incurred on improvements with respect to information technology and cybersecurity, professional consulting fees, and facility costs associated with new facilities.

CARES Act Proceeds

No CARES Act Proceeds were received or recognized for the year ended December 31, 2022, as compared to $14.8 million recognized during 2021. The amount recognized during 2021 was the result of the Payroll Support Extension Law and American Rescue Plan Act of 2021, which was enacted into law during 2021.

Unrealized loss on investments

AerLine Holdings, Inc. (“AerLine”) was a consolidating VIE prior to August 31, 2018. Refer to Note S for additional disclosures. On August 31, 2018, AerLine sold the customer relationships of its operating company, XTRA Airways, in consideration for a 9.99% interest in the buyer (“Buyer”), which rolled into the equity interest of a larger holding company when the Buyer was acquired. On November 10, 2021, AerLine transferred this equity interest to us in settlement of trade amounts due totaling $5.4 million. Based on the deterioration of the Buyer’s financial condition noted by the Company in the fourth quarter of 2021, we recognized an unrealized loss on the investment of $5.4 million during the three-month period ended December 31, 2021.

Change in fair value of warrant liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants was determined using the Black-Scholes option pricing model. For the year ended December 31, 2022, we recorded a $0.5 million loss on the change in fair value of the warrant liability, compared to a $2.9 loss in the prior year.

Interest Expense

Interest expense, net decreased by $2.1 million to $1.1 million income for the year ended December 31, 2022, as compared to 2021 and was primarily related to higher interest yields on our deposits and lack of borrowings under the Company’s revolving credit facility.

Other Income, Net

Other Income for the Year ended December 31, 2022 increased by $1.8 million to $2.3 million, as compared to 2021 primarily due to the collection of insurance proceeds in the amount $4.3 million for the full settlement of the Air Indus insurance claim, of which $1.8 million was classified as other income.

Income Taxes

The effective tax rate for the year ended December 31, 2022 was 24.2% compared to 24.4% for the year ended December 31, 2021. The modest decrease in the effective tax rate was mainly a result of a decrease in favorable permanent differences offset by an increase in credits. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2022, was primarily due to the impact of state income taxes and executive compensation, offset by the foreign derived intangible income deduction. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2021, was primarily due to the impact of state income taxes, a valuation allowance and permanent differences partially offset by the foreign derived intangible income deduction.

Financial Position, Liquidity and Capital Resources

As of December 31, 2022, we had $147.2 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. There were no borrowings during the year ended December 31, 2022. We had no outstanding balance on the Amended and Restated Credit Agreement as of December 31, 2022, and we had $106.8 million of availability as of the end of 2022. Cash used in operations was $0.1 million, cash generated from investing activities was $41.4 million, and cash used in financing activities was $24.3 million for the year ended December 31, 2022.

We believe our equity base, internally generated funds, and existing availability under our debt facility are sufficient to maintain our level of operations over the next 12 months. Any projections of future cash needs and cash flows beyond the next 12 months are subject to substantial uncertainty, but we believe our sources of liquidity as discussed above will be sufficient to meet our long-term cash requirements. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

Cash Flows—Year ended December 31, 2022 compared to Year ended December 31, 2021

Cash Flows from Operating Activities

Net cash used in operating activities was $0.1 million for the year ended December 31, 2022 compared to cash provided of $79.1 million for the same period in 2021. The decrease of $79.2 million was primarily due to the application of previously collected deposits to the sale of whole assets during the period, along with timing of cash advances to vendors.

Cash Flows from Investing Activities

Net cash provided by investing activities was $41.4 million for the year ended December 31, 2022, compared to cash provided of $13.2 million in the same period for 2021. Cash provided from investing activities during the year ended December 31, 2022 was primarily related to the sale of Flight Equipment totaling $52.8 million, compared to $17.1 million during the year ended December 31, 2021.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $24.3 million, compared to cash provided of $8.6 million in the same period for 2021. The cash used in financing activities for 2022 is driven by the repurchase of common stock. The cash provided by financing activities in 2021 is primarily driven by proceeds from the exercise of warrants.

Debt Obligations and Covenant Compliance

Our amended and restated revolving credit agreement (the “Revolving Credit Agreement”) provided commitments for a $150.0 million revolving credit facility and includes a $10.0 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans.” The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes.

Effective March 12, 2021, we amended our Revolving Credit Agreement to increase our commitments under the Revolving Credit Agreement to a $150.0 million aggregate amount, subject to borrowing base limitations, and to extend the maturity date to March 12, 2024, subject to certain conditions.

As of December 31, 2022, there was no outstanding balance under the Revolving Credit Agreement, as amended, and we had $106.8 million of availability. We were in compliance with our debt covenants as of December 31, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022. Refer to Note Q – Leases within our Consolidated Financial Statements in this Annual Report for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics, a subsidiary of Elbit Systems, valued at $33.1 million for the acquisition of technical equipment for manufacturing our AerAware product. The commitment is expected to be satisfied by the fourth quarter of 2023. The Company has a commitment for the purchase of cargo conversion kits to support its B757 freighter conversion program in the amount of $37.9 million. The commitment is expected to be satisfied during 2023.

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Refer to Note A to the Consolidated Financial Statements in Item 8 of this Annual Report, for a listing of our significant accounting policies and estimates. The following is a summary of critical accounting estimates and additional information on the level of uncertainty regarding relevant changes to the estimates and assumptions.

Revenue Recognition

We measure revenue based on the consideration specified in a contract with a customer, and exclude any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Our performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to our customers. For service revenue, we utilize the input method of cost-to-cost to measure progress and recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. We make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs, and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results.

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

We evaluate this ratio periodically, and if necessary, update our sales estimates and make prospective adjustments to this ratio. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated sales value at the time of the review. Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of sales when associated parts are sold. During the year ended December 31, 2022, we adjusted the estimated return in certain product lines as a result of new material received into inventory as well as changes in demand for certain product lines. During the year ended December 31, 2022, we recorded an inventory reserve of $1.8 million mostly related to changes in projected demand for certain materials driven by changing market conditions.

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note B to AerSale’s Consolidated Financial Statements included in this Annual Report.

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Amended and Restated Credit Agreement, or the Credit Facility, which has variable interest rates tied to LIBOR. As of December 31, 2022, we had no outstanding variable rate borrowings under our Credit Facility. Therefore, a ten percent increase in the average interest rate affecting our variable rate debt outstanding as of December 31, 2022 would not have had a material impact on our interest expense, financial position or continuing operations.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions are denominated in local currency.  A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the year ended December 31, 2022.

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AERSALE CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AerSale Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of AerSale Corporation (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note B to the financial statements, the Company has changed its method of accounting for leases on January 1, 2022, due to the adoption of ASC 842, “Leases”.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017

Miami, Florida
March 7, 2023

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

Current assets:
Cash and cash equivalents	$147,188	$130,188
Accounts receivable, net of allowance for doubtful accounts of $1,074 and $1,692 as of December 31, 2022 and December 31, 2021	28,273	29,350
Inventory:
Aircraft, airframes, engines, and parts, net	117,488	81,759
Advance vendor payments	27,585	14,287
Deposits, prepaid expenses, and other current assets	13,022	15,945
Total current assets	333,556	271,529
Fixed assets:
Aircraft and engines held for lease, net	31,288	73,364
Property and equipment, net	12,638	7,350
Inventory:
Aircraft, airframes, engines, and parts, net	66,042	77,534
Operating lease right-of-use assets	31,624	-
Deferred income taxes	11,287	10,013
Deferred financing costs, net	544	999
Deferred customer incentives and other assets, net	628	598
Goodwill	19,860	19,860
Other intangible assets, net	24,112	26,238
Total assets	$531,579	$487,485

Current liabilities:
Accounts payable	$21,131	$19,967
Accrued expenses	8,843	8,424
Income tax payable	-	3,443
Lessee and customer purchase deposits	17,085	33,212
Current operating lease liabilities	4,426	-
Deferred revenue	1,355	2,860
Total current liabilities	52,840	67,906

Long-term lease deposits	152	2,053
Long-term operating lease liabilities	28,283	-
Maintenance deposit payments and other liabilities	668	3,403
Deferred income taxes, net	-	1,113
Warrant liability	4,656	4,131
Total liabilities	86,599	78,606
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 51,189,461 and 51,673,099 shares as of December 31, 2022 and 2021, respectively	5	5
Additional paid-in capital	306,141	313,901
Retained earnings	138,834	94,973
Total stockholders' equity	444,980	408,879
Total liabilities and stockholders’ equity	$531,579	$487,485

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2022	2021	2020
Revenue:
Products	$284,554	$209,881	$49,390
Leasing	28,732	30,657	55,649
Services	95,258	99,899	103,899
Total revenue	408,544	340,437	208,938
Cost of sales and operating expenses:
Cost of products	176,074	139,475	49,890
Cost of leasing	6,929	9,804	24,244
Cost of services	74,147	71,766	82,015
Total cost of sales	257,150	221,045	156,149
Gross profit	151,394	119,392	52,789
Selling, general, and administrative expenses	96,348	77,498	55,635
Payroll support program proceeds	-	(14,768)	(12,693)
Transaction costs recovered	-	-	(1,436)
Income from operations	55,046	56,662	11,283
Other income (expenses):
Interest income (expense), net	1,093	(980)	(1,645)
Other income, net	2,268	458	494
Unrealized loss on investment	-	(5,421)	-
Change in fair value of warrant liability	(525)	(2,945)	(388)
Total other income (expenses)	2,836	(8,888)	(1,539)
Income before income tax provision	57,882	47,774	9,744
Income tax expense	(14,021)	(11,659)	(1,650)
Net income	43,861	36,115	8,094

Earnings per share - basic	$0.85	$0.84	$7.85
Earnings per share - diluted	$0.83	$0.76	$7.39

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2022, 2021, and 2020

AerSale Corporation Stockholders

(in thousands, except share and per share data)

			Additional				Total
	Common stock		paid-in	Retained	Shares of	Treasury Stock,	stockholders’
	Amount	Shares	capital	earnings	Treasury Stock	at cost	equity
Balance at December 31, 2019	$1	5,285,054	$243,221	$50,764	-	$-	$293,985
Effect of reverse merger, net of closing costs of $10,742	4	35,656,859	48,330	-	-	-	48,334
Share-based compensation	-	104,303	1,042	-	-	-	1,042
Net income	-	-	-	8,094	-	-	8,094
Balance at December 31, 2020	$4	41,046,216	$292,593	$58,858	-	$-	$351,455
Issuance of Earn-Out shares	-	3,709,803	(694)	-	-	-	(694)
Shares issued upon exercise of warrants	-	807,114	9,282	-	-	-	9,282
Shares tendered for cashless redemption of public warrants	1	6,079,966	(1)	-	-	-	-
Share-based compensation	-	30,000	12,721	-	-	-	12,721
Net income	-	-	-	36,115	-	-	36,115
Balance at December 31, 2021	$5	51,673,099	$313,901	$94,973	-	$-	$408,879
Shares issued upon exercise of warrants	-	47,867	-	-	-	-	-
Shares issued under the 2020 Employee Stock Purchase Plan	-	46,726	538	-	-	-	538
Shares issued under the 2020 Equity Incentive Plan	-	921,769	-	-	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(2,592)	-	-	-	(2,592)
Purchase of treasury stock	-	-	-	-	1,500,000	(22,204)	(22,204)
Retirement of treasury stock	-	(1,500,000)	(22,204)	-	(1,500,000)	22,204	-
Share-based compensation	-	-	16,498	-	-	-	16,498
Net income	-	-	-	43,861	-	-	43,861
Balance at December 31, 2022	$5	51,189,461	$306,141	$138,834	-	$-	$444,980

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$43,861	$36,115	$8,094
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,984	12,998	24,223
Amortization of debt issuance costs	455	494	740
Amortization of operating lease assets	873	-	-
Inventory reserve	2,376	6,942	13,651
Impairment of aircraft held for lease	857	-	3,036
Provision for doubtful accounts	(395)	212	212
Deferred income taxes	(2,387)	(3,192)	22
Change in fair value of warrant liability	525	2,945	388
Share-based compensation	16,498	12,721	1,042
Loss on related party investment	-	5,421	-
Gain on legal settlement	(1,695)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,029)	(3,342)	9,919
Inventory	(37,637)	(35,672)	(55,275)
Deposits, prepaid expenses, and other current assets	2,923	12,685	(9,132)
Deferred customer incentives and other assets	893	(333)	56
Advance vendor payments	(13,298)	(8,090)	(2,958)
Accounts payable	1,164	3,603	(801)
Income tax payable	(3,443)	2,157	1,324
Accrued expenses	417	(1,280)	(1,697)
Deferred revenue	(1,505)	265	(5,894)
Lessee and customer purchase deposits	(18,027)	34,690	1,776
Other liabilities	(2,523)	(260)	(957)
Net cash (used in) provided by operating activities	(113)	79,079	(12,231)
Cash flows from investing activities:
Business acquisition	-	-	(16,976)
Proceeds from sale of assets	52,771	17,095	3,100
Proceeds from legal settlement, net	4,195	-	-
Acquisition of aircraft and engines held for lease, including capitalized cost	(7,133)	(2,383)	(5,128)
Purchase of property and equipment	(8,462)	(1,508)	(2,137)
Net cash provided by (used in) investing activities	41,371	13,204	(21,141)
Cash flows from financing activities:
Repayments of 8% Senior Secured Notes	-	-	(3,424)
Proceeds from Revolving Credit Facility	-	-	96,726
Repayments of Revolving Credit Facility	-	-	(96,726)
Purchase of treasury stock	(22,204)	-	-
Cash paid for employee taxes on withholding shares	-	(694)	-
Taxes paid related to net share settlement of equity awards	(2,592)	-	-
Proceeds from exercise of warrants	-	9,282	-
Proceeds from the issuance of Employee Stock Purchase Plan shares	538	-	-
Proceeds from Merger	-	-	48,608
Net cash (used in) provided by financing activities	(24,258)	8,588	45,184

Increase in cash and cash equivalents	17,000	100,871	11,812
Cash and cash equivalents, beginning of period	130,188	29,317	17,505
Cash and cash equivalents, end of period	$147,188	$130,188	$29,317

Supplemental disclosure of cash activities
Income taxes paid	21,489	8,340	2,650
Interest paid	573	595	855
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory (from) to aircraft and engine held for lease, net	(25,803)	(7,002)	6,228
Reclassification of customer purchase deposits to sale of assets	12,500	-	-
Reclassification of amounts due from related party to investments	-	5,421	-

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

Description of the Business

The Company is a worldwide provider of aftermarket commercial aircraft and engines (“Flight Equipment”) and their parts to airlines, leasing companies, manufacturers of original equipment, government and defense contractors, and repair and overhaul service providers. We focus on mid-life assets and monetize them through our Asset Management Solutions segment. Asset Management Solutions activities include monetization of the assets through leasing or sale of whole asset components, or through teardown activities in support of our Used Serviceable Material (“USM”) activities. Our monetizing services have been developed to maximize returns on mid-life commercial aircraft and engines (“Flight Equipment”) throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at their retirement. We do this by utilizing our deep market and technical knowledge in management of Flight Equipment sales, leasing and Maintenance, Repair, and Overhaul (“MRO”) activities. Beyond providing asset management services on our own Flight Equipment, we additionally provide asset management services to third-party clients complementing their infrastructure to optimize their Flight Equipment investments. While our offering to customers includes leasing of mid-life Flight Equipment, this service is offered in the context of a broader strategy to extract the maximum value from those assets. Frequently, we will offer a lease of an asset for the time period before its next scheduled overhaul (“green time”) on a short term or “spot” lease, with the intent of disassembling the asset at the conclusion of the lease. In turn, the vast majority of assets that we acquire are ultimately disassembled into parts once the remaining green time has been utilized.

Through its TechOps segment, the Company also operates six Federal Aviation Administration (“FAA”) Title 14 Code of Federal Regulations Part 145 Certified Repair Facilities (the MROs) located in Miami, Florida, Goodyear, Arizona, Memphis, Tennessee, as well as in Roswell and Albuquerque, New Mexico. These facilities provide the Company flexibility and control to quickly prepare Company aircraft, engines, and inventory for market, as their selective refurbishment is frequently required to meet customers’ unique demand. In addition to maintaining the Company’s fleet of aircraft, the MROs provide external customer support for maintaining their aircraft with general maintenance, preservation, lease return work, repair services, and long-term storage programs. Leveraging its robust engineering team, TechOps also provide highly specialized technical support to our MRO facilities, as well as developing advanced technical repairs, modifications and products marketed as Engineering Solutions. This business unit includes the design, manufacture, and installation of new products, systems, and services that can enhance aircraft performance, safety, and service life.

NOTE B -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. As discussed in more detail in Note S, the Company also consolidates variable interest entities when required under accounting principles generally accepted in the United States (“U.S. GAAP”). All significant intercompany balances and transactions are eliminated upon consolidation.

The Merger was accounted for as a reverse recapitalization (“Reverse Recapitalization”) in accordance with U.S. GAAP. This determination was principally based on AerSale Aviation’s business comprising the ongoing operations of the Company following the Merger, with its senior management continuing to comprise the management of the Company and its stockholders having the majority of the voting power of the Company. For accounting purposes, Monocle is considered the “acquired” company and AerSale Aviation is considered the “acquirer.” Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of AerSale Aviation issuing stock for the net assets of Monocle, accompanied by a recapitalization. The consolidated assets, liabilities, and results of operations for all periods prior to the Reverse Recapitalization only reflect the historical consolidated financial statements of AerSale Aviation. Subsequent to the Reverse Recapitalization, the consolidated financial statements reflect the results of the combined entity. The shares and corresponding capital amounts and earnings per share available to common stockholders, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger.

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

Variable Interest Entities (“VIE”)

An entity is referred to as a VIE if it meets the criteria outlined in ASC Topic 810, Consolidation.

As explained in Note S, the Company had previously determined that AerLine Holdings, Inc. (“AerLine”) was a VIE that the Company was required to consolidate. Effective August 31, 2018, the Company determined that AerLine ceased to meet the criteria for VIE consolidation under U.S. GAAP and therefore deconsolidated the VIE. Prior to August 31, 2018, transactions between the Company and AerLine and its subsidiaries were eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents are held primarily in interest-bearing accounts.

Foreign Currency

The Company has determined that the functional currency for its foreign subsidiaries is the U.S. dollar. The primary economic environment in which the entities generate or expend cash is in U.S. dollars as evidenced by the cash flows in or out from revenues, operating expenses, investing, and financings. Only general office expenses and payroll transactions are denominated in local currency of our foreign subsidiaries.

Accounts Receivable

Accounts receivable include amounts receivable from customers for aircraft and engine parts sales, aircraft and engine basic and supplemental rents, and aircraft services. Contingent rents, also referred to as supplemental rent, and consumption of consignment inventory related to aircraft and engine parts that were earned or consumed, but unbilled, are also included in accounts receivable and totaled $0.6 million and $0.8 million at December 31, 2022 and 2021, respectively.

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

	2022	2021
Balance at beginning of year	$1,692	$1,652
Provision	(395)	212
Write-offs	(223)	(172)
Balance at end of year	$1,074	$1,692

On June 9, 2014, an aircraft leased to Air Indus suffered significant damage as the result of a terrorist attack. At that time, the Company recorded an impairment to the asset of $2.5 million to adjust the carrying amount to the estimated residual value of $1.1 million. The Company filed an insurance claim and recorded an insurance receivable of $2.5 million, offsetting the impairment loss, which was recorded in accounts receivable in the Company’s Consolidated Balance Sheet as of December 31, 2021. In accordance with U.S. GAAP, the probable amount of the insurance recovery, limited to the amount of the loss recognized, was recorded as the insurance receivable. Effective November 30, 2022, a final settlement was reached and insurance proceeds net of expenses of $4.2 million were received, of which $1.7 million was classified as other income on the Consolidated Statement of Operations.

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

	Year Ended December 31,
	2022	2021
Inventory reserves	$1,845	$6,416

Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of sales when associated parts are sold.

The Company periodically evaluates its complete aircraft and engines in inventory and Flight Equipment held for lease to determine if events or market circumstances indicate that the assets’ most likely disposition has changed. Should conditions prevail at the time of the Company’s Consolidated Balance Sheets that would suggest a more likely use as an asset held for lease rather than sale or disassembly for parts inventory or vice versa, it will be reclassified at its then-current book value between inventory and aircraft and engines held for lease, net. This transaction is a noncash item and if it occurs, is reflected in the schedule of supplemental cash flows.

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

	Year Ended December 31,
	2022	2021
Scrap loss reserves	$261	$526

Flight Equipment Held for Lease

Flight Equipment held for lease is stated at cost, less accumulated depreciation. Certain internal and external professional fees, major improvements, modifications, and maintenance incurred in connection with the acquisition of

Flight Equipment that are required to get the Flight Equipment ready for initial service are capitalized and depreciated over the remaining life of the Flight Equipment, and are reported in the investing activities section of the Consolidated Statements of Cash Flows. Subsequent to placing Flight Equipment into service, the cost of maintenance and improvements to Flight Equipment is normally expensed unless the improvements materially increase the long-term value of the Flight Equipment or extend the useful life of the Flight Equipment. The capitalized cost is depreciated over the lesser of the remaining useful life of the Flight Equipment or the estimated useful life of the capitalized improvements. Aircraft airframe components are depreciated over the assets’ useful life using the straight-line method to the estimated residual value based on the total remaining life before disassembly or outright scrap metal value. Aircraft useful lives range from 0 to 7 years. Engines are depreciated using the straight-line method to the estimated residual value based on the total life remaining before disassembly. To arrive at the total engine life remaining before disassembly, the remaining life of the engine’s life-limited parts, the estimated utilization, and condition, as well as the aircraft fleet supported by the engine model are considered. Upon completion of its estimated service life as a leased asset, Flight Equipment is reclassified to inventory at its carrying value. The Company discontinues the depreciation of Flight Equipment when it is held as inventory for ultimate parts sales. Differences between estimates of useful lives and residual values and actual experience may result in future impairments of aircraft or engines and/or additional gains or losses upon disposal. The Company reviews residual values of aircraft and engines periodically based on knowledge of current residual values and residual value trends to determine if they are appropriate and records adjustments as necessary. Cash flows related to the purchase and sale of Flight Equipment are presented as operating activities when the predominant source of cash flows related to the asset is from the ultimate parts sales of the assets. If the predominant source of cash flows related to the asset is expected to be from leasing of the asset, the cash flows are presented as investing activities.

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

The Company performed a qualitative impairment analysis as of October 1, 2022 and 2021 on the goodwill for the Asset Management Solutions and TechOps segments, and updated through December 31, 2022 and 2021, respectively, concluding that the fair value of each reporting unit exceeded their carrying values, and thus no impairment was recorded.

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

Other intangible assets with indefinite lives are assessed for impairment annually, or more frequently when events or circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition. Our annual assessment date for indefinite lived intangible assets is July 1st. The Company performed a quantitative impairment analysis as of July 1, 2022 and 2021 on the indefinite lived intangible assets and concluded there were no impairments.

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

Leasing Revenues

The Company leases Flight Equipment under operating leases that contain monthly base rent and reports rental income straight line over the life of the lease as it is earned. Additionally, the Company’s leases provide for supplemental rent, which is calculated based on actual hours or cycles of utilization and, for certain components, based on the amount of time until maintenance of that component is required. In certain leases, the Company records supplemental rent paid by the lessees as maintenance deposit payments and other liabilities in recognition of the Company’s contractual commitment to reimburse qualifying maintenance. Reimbursements to the lessees upon receipt of evidence of qualifying maintenance work are charged against the existing maintenance deposit payments liabilities. In leases where the Company is responsible for performing certain repairs or replacement of aircraft components or engines, supplemental rent is recorded as revenue in the period earned. In the event of premature lease termination or lessee default on the lease terms, revenue recognition will be discontinued when outstanding balances are beyond the customers’ deposits held. Flight Equipment leases are billed in accordance with the lease agreement and invoices are due upon receipt.

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

Pursuant to certain of the Company’s aircraft leases, the lessee is responsible for performing required maintenance and repairs on the leased asset, and is required to make monthly maintenance reserve payments to the Company, in arrears following the usage month. Upon the lessee’s presentation of invoices evidencing the completion of qualifying maintenance, the Company will reimburse the lessee for the cost of the maintenance, up to the amount of the maintenance reserve payments that have been received by the Company. Unless otherwise provided in the contract, the Company records such maintenance reserve payments paid by the lessees as maintenance deposit payments and other liabilities in the accompanying Consolidated Balance Sheets to record the Company’s contractual commitment to reimburse such qualifying maintenance. Reimbursements to the lessees upon receipt of evidence for qualifying maintenance work are charged against the existing maintenance deposit payments and other liabilities.

For other lease contracts (primarily engine lease contracts) where the terms of the lease are designed specifically to allow the Company to directly manage the occurrence, timing, and associated cost of qualifying maintenance work on the Flight Equipment, maintenance reserve payments collected during the lease are recognized as leasing revenue in the period earned.

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

The Company applies Accounting Standards Update (“ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards.

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

Reclassification

The Company reclassified $13.2 million of contract assets from accounts receivable to deposits, prepaid expenses, and other current assets in the Consolidated Balance Sheet as of December 31, 2021.  This reclassification had no impact on net income or cash flows from operating activities.

New Accounting Pronouncements Adopted

On December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies U.S. GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company adopted ASU 2019-12 on its consolidated financial statements in 2020.

In 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU will require certain disclosures about the significant terms and conditions of material government assistance agreements in order to provide more consistent information to users of the financial statements. This standard is effective for annual reporting periods beginning after December 15, 2021, and early adoption is permitted. We determined that our material government assistance agreements are the payroll support program agreements under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the program extensions, and we adopted the new standard in 2021. See “CARES Act” below in this Note B where we reflect the requirements of this new standard as it relates to the payroll support program.

On January 7, 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate (“LIBOR”) to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2022, any new hedging relationships entered into after December 31, 2022, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2022, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the year ended December 31, 2022.

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

On February 2016, FASB issued Leases (Topic 842), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, Codification Improvements to Topic 842: Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Topic 842 became effective for the Company for the annual period beginning on January 1, 2022, the impact was recorded retroactively at the beginning of the period of adoption through a cumulative-effect adjustment. We elected the practical expedients, which permits us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases and (iii) indirect costs for any existing leases. In addition, we have elected the practical expedients to not separate lease and non-lease components for both lessee and lessor relationships and to not apply the recognition requirements to leases with terms of less than 12 months. Upon adoption of ASC 842 on January 1, 2022, we recognized operating lease right of use (ROU) assets of $13.2 million and operating lease liabilities of $13.4 million on our Consolidated Balance Sheet. The adoption of ASC 842 did not have a material impact on the Consolidated Statements of Operations or Cash Flows.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Under this standard, issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The standard was adopted and applied prospectively by the Company as of January 1, 2022, but the adoption and application did not have an impact on the Company's financial statements and disclosures, including interim periods.

New Accounting Pronouncements Not Yet Adopted

On June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In November 2018, FASB issued ASU No. 2018-19, Codification Improvements to Topic 326: Financial Instruments — Credit Losses, which amends the scope and transition requirements of ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 will become effective for the Company beginning January 1, 2023, with early adoption permitted, on a modified retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. The Company is evaluating the effect of adopting this new accounting guidance but does not expect it to have a material impact on the Company's financial statements or disclosures.

There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our consolidated financial statements.

CARES Act

The Company sought financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Certain of the Company’s subsidiaries have received $16.4 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program (“PSP1”) under the CARES Act, of which $12.7 million was received prior to December 31, 2020 and the remaining amount was received during the first quarter of 2021. As part of the Payroll Support Extension Law (“PSP Extension Law”), the Company entered into an agreement with the U.S. Department of the Treasury (“PSP2”) on March 4, 2021 for the receipt of relief funds of $5.5 million during 2021. Pursuant to the American Rescue Plan Act of 2021 (“ARP”), we entered into an agreement (“PSP3”) with the U.S. Department of the Treasury on April 16, 2021 and received relief funds of an additional $5.5 million, bringing the total to $14.7 million during 2021. No relief funds were received during 2022.

In connection with the financial assistance the Company has received under the Payroll Support Program, it was required to comply with certain provisions of the CARES Act, some of which have expired as of December 31, 2022, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; and the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. The agreement required the Company to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, the Company is actively limited on the payment of certain employee compensation through April 1, 2023. These restrictions may affect the Company’s operations and if the Company does not comply with these provisions, it may be required to reimburse up to 100% of any previously received relief funds. As of December 31, 2022, we have been in compliance with all of the provisions of the CARES Act.

NOTE C - SIGNIFICANT RISKS AND UNCERTAINTIES

Impact of Coronavirus (COVID-19)

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic, causing significant volatility in financial and other markets. The commercial aviation industry, including our operations, has been particularly and adversely impacted by the COVID 19 pandemic. The extent to which COVID-19 or any other pandemics, epidemics and similar outbreaks, especially of infectious diseases, may impact our results depends on future developments that cannot be predicted with certainty, including the resurgence of COVID-19 and its variants.

The spread of COVID 19 and any other pandemics along with related travel restrictions and operational issues may also have a long-lasting impact in the demand for air travel and result in lower demand from civil aviation customers for our products. If the COVID 19 pandemic or similar outbreaks lead to decreased worldwide commercial activity, it could eventually adversely affect the demand for airline cargo services. Reduced numbers of aircraft flying or flight hours negatively impacts the demand for many of our products and services, and any prolonged reduction could materially and adversely affect our business, operating results, financial condition, and liquidity.

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

Significant items subject to such estimates and assumptions include the useful lives of property and equipment, useful lives and residual values of Flight Equipment held for lease, allowances for doubtful accounts and sales returns, the income tax provision, impairment of long-lived assets, valuation of inventory, and valuation and useful lives of intangibles, goodwill and contingencies.

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

The Company conducts business in certain foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, the Company is subject to a variety of risks such as civil strife, political risk, import and export regulations, compliance with foreign laws, treaties, regulations, uncertainties arising from foreign local business practices, difficulty in repossessing Flight Equipment when a lessee defaults, cultural considerations, restriction on fund transfers, and exposure to U.S. Foreign Corrupt Practices Act and other anti-bribery laws.

Moreover, COVID-19 or other prolonged pandemics, epidemics and similar outbreaks, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our business. Any of these could have a material adverse effect on our business, financial condition or results of operations.

The Company periodically reviews the carrying values of accounts receivable, inventory, goodwill, intangible assets, and long-lived assets; the recoverable value of deferred income tax assets, and the sufficiency of accruals and provisions, substantially all of which are sensitive to the above risks and uncertainties.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of cash and cash equivalents and accounts receivable.

During the year ended December 31, 2022, one customer accounted for 19% of total revenue, which was related to nonrecurring transactions that were collected during the year. During the year ended December 31, 2021, one customer accounted for 14% of total revenue, which was related to a nonrecurring transaction that was collected during the year. No customer made up more than 10% of our trade receivable balance as of December 31, 2022 and 2021.

Cash

The Company maintains cash and cash equivalent balances with high-quality financial institutions, which at times exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

NOTE D - Revenue

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. Contract assets consist of unbilled receivables or costs incurred where revenue recognized over time exceeds the amounts billed to customers. We record a receivable when revenue is recognized prior to invoicing and we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance. Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to our satisfaction of our performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied. Contract assets and contract liabilities are determined on a contract by contract basis.

The contract assets are as follows (in thousands):

	December 31, 2022	December 31, 2021	Change
Contract assets	$7,277	$13,221	$(5,944)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our Consolidated Balance Sheets. Changes in contract assets primarily results from the timing difference between our performance of services. Contract liabilities are reported as deferred revenue on our Consolidated Balance Sheets and amounted to $2.9 million as of December 31, 2021, of which $2.6 million was related to contract liabilities for services to be performed. For the year ended December 31, 2022, we recognized as revenue the entire opening balance of our contract liabilities as the timing between customer payments and our performance of the services is a short period of time and generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue (in thousands):

	Year Ended December 31,
	2022
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$50,125	$8,146	$58,271
Whole asset sales	198,750	23,737	222,487
Engineered solutions	-	3,796	3,796
Total products	248,875	35,679	284,554
Leasing	28,732	-	28,732
Services	-	95,258	95,258
Total revenues	$277,607	$130,937	$408,544

	Year Ended December 31,
	2021
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$44,409	$4,884	$49,293
Whole asset sales	156,944	-	156,944
Engineered solutions	-	3,644	3,644
Total products	201,353	8,528	209,881
Leasing	30,657	-	30,657
Services	-	99,899	99,899
Total revenues	$232,010	$108,427	$340,437

	Year Ended December 31,
	2020
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$39,959	$2,364	$42,323
Whole asset sales	3,103	-	3,103
Engineered solutions	-	3,964	3,964
Total products	43,062	6,328	49,390
Leasing	55,649	-	55,649
Services	-	103,899	103,899
Total revenues	$98,711	$110,227	$208,938

NOTE E-INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Used serviceable materials	$73,827	$65,496
Work-in-process	16,659	12,462
Whole assets	93,044	81,335
	$183,530	159,293
Less short term	(117,488)	(81,759)
Long term	$66,042	$77,534

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

The Company determined the fair value of assets acquired and liabilities assumed using a variety of methods. An income approach based on discounted cash flows was used to determine the values of our trademarks, customer relationships and FAA certifications. The assumptions we used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our current business plan and require considerable management judgment.

The Company’s goodwill and intangible assets as defined by ASC 350 are related to its subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT” or “AerSale AeroStructures - Miami”),

which are included in the TechOps segment, as well as Qwest, which is included under the Asset Management Solutions segment.

Goodwill and other intangibles consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

The Company performed its annual quantitative impairment analysis as of July 1, 2022 and 2021 on the indefinite lived intangible assets and concluded there were no impairments. The Company performed a qualitative impairment analysis as of October 1, 2022 and 2021 on the goodwill for the Asset Management Solutions and TechOps segment, and concluded there was no impairment.

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	December 31, 2022	December 31, 2021
Qwest:
Customer relationships	10	$6,136	$7,109
ALGS:
Customer relationships	10	50	70
ACS:
Customer relationships	10	1,243	1,453
ACT:
Customer relationships	10	6,353	7,276
Total intangible assets with definite lives		$13,782	$15,908

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$2,136	$2,132	$2,108

The estimated aggregate amount of amortization expense for intangible assets in each fiscal year from 2023 through 2027 is $2.1 million. Accumulated amortization amounted to $7.2 and $5.1 million as of December 31, 2022 and December 31, 2021, respectively.

Goodwill activity for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Asset
	Management
	Solutions	TechOps	Total
Goodwill as of December 31, 2020	$13,416	$6,444	$19,860
Additions	-	-	-
Goodwill as of December 31, 2021	$13,416	$6,444	$19,860
Additions	-	-	-
Goodwill as of December 31, 2022	$13,416	$6,444	$19,860

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
	In Years	December 31, 2022	December 31, 2021
Tooling and equipment	7 - 15	$14,649	$13,530
Furniture and other equipment	5	10,090	7,928
Computer software	5	2,152	1,998
Leasehold improvements	3 - 6	7,390	3,632
Equipment under capital lease	5	192	192
		34,473	27,280
Less accumulated depreciation		(21,835)	(19,930)
		$12,638	$7,350

Depreciation expense, which includes amortization of equipment under capital lease, was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$2,242	$1,997	$2,139

NOTE H - AIRCRAFT AND ENGINES HELD FOR LEASE AND LEASE RENTAL

Aircraft and engines held for operating leases, net, consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Aircraft and engines held for operating leases	$83,902	$197,397
Less accumulated depreciation	(52,614)	(124,033)
	$31,288	$73,364

The Company recorded an impairment of leased assets in the amount of $0.9 million, $0 and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in cost of leasing in the Consolidated Statements of Operations.

Total depreciation expense included in cost of leasing in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$6,606	$8,869	$19,976

Contingent rental fees recognized as revenues related to supplemental rent were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contingent rental fees	$12,776	$8,218	$11,851

The Company’s current operating lease agreements for Flight Equipment on lease expire over the next month to two years. The amounts in the following table are based upon the assumption that Flight Equipment under operating leases will remain on lease for the length of time specified by the respective lease agreements. Minimum future annual lease rentals contracted to be received under existing operating leases of Flight Equipment at December 31, 2022 were as follows (in thousands):

Year ending December 31:
2023	$6,567
2024	194
Total minimum lease payments	$6,761

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

NOTE J - ACCRUED EXPENSES

The following is a summary of the components of accrued expenses (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation and related benefits	$6,040	$6,294
Accrued legal fees	716	377
Commission fee accrual	251	115
Accrued federal, state and local taxes and fees	142	243
Other	1,694	1,395
	$8,843	$8,424

NOTE K - WARRANT LIABILITY

Warrants to purchase a total of 623,834 and 835,014 shares of the Company’s common stock were outstanding as of December 31, 2022 and 2021, respectively. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”), and 17,250,000 warrants were public warrants (the “Public Warrants”) that were exercisable immediately following the Closing.

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

Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. During 2022, a private warrant holder initiated a cashless exercise of 126,166 warrants for the purchase of shares of common stock at an exercise price of $11.50 per share (remaining term on exercised warrants at December 31, 2022 was 3.0 years) and we issued 47,867 shares of common stock based on the fair value at the date of exercise of $18.5306 per share. The remaining Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation, as applicable. The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Consolidated Statements of Operations. The fair value of the Private Warrants as of December 31, 2021 was determined using the market price of the Company’s public warrants adjusted for their lack of liquidity. Effective December 29, 2021 all public warrants were redeemed on a cashless basis and ceased trading on Nasdaq. As a result, the Black-Scholes option pricing model was adopted to determine the fair value of the Private Warrants. The following table represents the assumptions for the Black-Scholes option-pricing model used in determining the fair value of the Private Warrants as of December 31, 2022:

December 31, 2022
Risk-free interest rate	3.99%
Expected volatility of common stock	42.44%
Dividend yield	-
Expected option term in years	3.0

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

NOTE L - FINANCING ARRANGEMENTS

The Company did not have any outstanding debt obligations as of December 31, 2022 and 2021.

At December 31, 2022 and 2021, total deferred financing costs were $0.5 and $1.0 million, respectively. Amortized debt issuance costs is recorded in interest expense through maturity of the related debt using the straight-line method, which approximates the effective interest method.

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$455	$494	$740

$150.0 million Wells Fargo Senior Secured Revolving Credit Facility

On July 20, 2018, AerSale Inc. and other subsidiary borrowers signatory thereto entered in a secured amended and restated Revolving Credit Agreement (as amended to date, the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement provides for a $110.0 million aggregate amount of revolver commitments subject to borrowing base limitations and a maturity date of July 20, 2021.

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

As of December 31, 2022 and 2021, there was no outstanding balance under the Amended and Restated Credit Agreement and at December 31, 2022 the Company had $106.8 million of availability.

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

The interest rate applicable to loans outstanding on the Amended and Restated Credit Agreement is a floating rate of interest per annum of LIBOR plus a margin of 3.50%. The interest rate as of December 31, 2022 and 2021 was 9.50% and 5.25%, respectively.

The Company’s ability to borrow on the Amended and Restated Credit Agreement is subject to ongoing compliance by the Company and the borrowers with various customary affirmative and negative covenants. The Amended and Restated Credit Agreement requires the Company and borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of December 31, 2022 and 2021.

Interest expense on the Revolving Credit Agreement was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense	$2	$4	$479

NOTE M - INCOME TAXES

Income tax expense consists of (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2022:
U.S. federal	$10,537	$(862)	$9,675
U.S. state	3,015	(405)	2,610
Foreign	2,856	(1,120)	1,736
Total income tax expense	$16,408	$(2,387)	$14,021

	Current	Deferred	Total
Year Ended December 31, 2021:
U.S. federal	$11,003	$(1,899)	$9,104
U.S. state	1,780	(402)	1,378
Foreign	2,068	(891)	1,177
Total income tax expense	$14,851	$(3,192)	$11,659

	Current	Deferred	Total
Year Ended December 31, 2020:
U.S. federal	$(451)	$271	$(180)
U.S. state	86	301	387
Foreign	1,993	(550)	1,443
Total income tax expense	$1,628	$22	$1,650

Tax Rate Reconciliation

The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2022, 2021 and 2020 due to the following (in thousands):

	2022	2021	2020
Provision for income tax at the federal statutory rate	$12,155	$10,033	$2,128
State taxes	1,959	1,357	204
Permanent differences	218	755	(748)
Change in valuation allowance	17	1,012	284
Executive compensation	2,562	1,934	-
Return to provision	591	659	-
FDII deduction	(3,014)	(4,093)	-
Other	(467)	2	(218)
Total income tax expense	$14,021	$11,659	$1,650

Significant Components of Deferred Taxes

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating losses	$94	$102
Foreign tax credit carryforwards	67	1,212
Inventory basis differences	10,511	11,536

Maintenance deposit payments	154	625
Deferred revenue	328	684
Allowance for doubtful accounts	285	404
Start up costs	688	731
Intangible assets	-	149
Stock compensation	1,408	1,260
Outside basis difference	1,313	1,296
Accrued expenses	908	774
Section 174 capitalization	1,722	-
Lease obligations	7,922	-
Other	190	343
Total deferred tax assets	$25,590	19,116
Deferred tax liabilities:
Fixed assets	(5,167)	(7,471)
Section 481(a) adjustments	-	(851)
Right of use	(7,659)	-
Intangible assets	(164)	-
Deferred insurance proceeds	-	(598)
Total deferred tax liabilities	(12,990)	(8,920)
Valuation Allowances	(1,313)	(1,296)
Deferred income taxes, net	$11,287	$8,900

The deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. After considering all of the evidence, both positive and negative, it was determined that it is more likely than not, that the benefit from an outside basis difference of an investment acquired in 2021 will not be realized. Accordingly, the Company has recorded a valuation allowance of $1.3 million on the deferred tax assets related to the outside basis difference as of December 31, 2022.

At December 31, 2022 and December 31, 2021, the Company had net operating losses available for carry-forward for Federal income tax purposes of approximately $0.4 million and $0.5 million, respectively. These net operating loss carryforwards will expire on various dates through 2034. Utilization of the net operating loss carryforwards as of December 31, 2022 are subject to annual limitation under Sec. 382 of the Internal Revenue Code. A deferred tax asset has been recorded only for those carryforwards that the Company expects to utilize prior to expiration.

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

ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. As of December 31, 2022 and 2021, there was no reserve for uncertain tax positions.

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

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the years ended December 31, (in thousands, except share and per share data):

	2022	2021	2020
Net income	$43,861	$36,115	$8,094

Weighted-average number of shares outstanding - basic	51,568,436	43,193,995	1,030,835
Additional shares from assumed exercise of warrants	141	3,070,762	64,368
Additional shares from assumed stock-settled restricted stock units	1,577,062	1,040,883	-
Additional shares issued under the Employee Stock Purchase Plan	-	4,460	-
Weighted-average number of shares outstanding - diluted	53,145,639	47,310,100	1,095,203

Earnings per share - basic:	$0.85	$0.84	$7.85
Earnings per share - diluted:	$0.83	$0.76	$7.39

Shares/units excluded from earnings per share - dilutive:
Additional shares from assumed exercise of Private Warrants	212,540	—	—

NOTE O - STOCKHOLDERS’ EQUITY

The Consolidated Statements of Stockholders’ Equity reflect the Reverse Recapitalization as defined in Note B as of December 22, 2020. As AerSale Aviation was deemed the accounting acquirer in the Reverse Recapitalization with Monocle, all periods prior to the consummation date reflect the balances and activity of AerSale Aviation. The common stock and per share amounts in the Consolidated Statements of Stockholders’ Equity as of December 31, 2019, from the previously reported audited consolidated financial statements of AerSale Aviation, were retroactively adjusted using the recapitalization exchange ratio of 74.0%.

8.65% Cumulative Preferred Shares

The preferred stock was issued at a purchase price of $1,000 per share and ranked senior to common stock. The preferred stock had an initial liquidation preference equal to its $1,000 per share purchase price, and accrued dividends at an annual rate of 8.65%.

Upon the consummation of the Merger, the liquidation preference of the preferred stock was triggered. All outstanding principal of $200 million and cumulative unpaid dividends of $21.2 million were settled in cash of $13.1 million with the remaining balance converted to the Company’s common stock at $10.00 per share.

Common Stock

Upon the consummation of the Merger, holders of AerSale Aviation’s common stock received shares of the Company’s common stock at $10.00 per share as merger consideration. The Company’s common stock consist of $0.0001 par value, 200,000,000 shares authorized, of which 51,189,461 and 51,673,099 shares were issued and outstanding as of December 31, 2022 and 2021, respectively.

Effective November 8, 2022, the Board of Directors approved the repurchase, directly from the selling stockholders, 1,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $14.8025 per share for a total of $22,203,750.

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

We determined the Earn-out Shares to be classified as equity under ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” as the contingent right is indexed to the Company’s stock and accordingly, the accrual of the Earn-Out shares had no impact on our consolidated financial statements.

Unvested Founder Shares

Upon the Merger, certain pre-closing holders of AerSale Corporation’s common stock agreed to defer the vesting of an aggregate of 700,000 shares (the “Unvested Founder Shares”), half of which will vest at such time as the Minimum Target (as defined in the Merger Agreement) and the other half of which will vest at the Maximum Target (as defined in the Merger Agreement). The Unvested Founder Shares will also vest upon the occurrence of a Liquidity Event on or prior to the fifth anniversary of the date of the Amended and Restated Founder Shares Agreement, solely to the extent the Liquidity Event Consideration (as defined in the Merger Agreement) is greater than (i) $13.50, in which case half of the Unvested Founder Shares which will vest, or (ii) $15.00, in which case the other half of the Unvested Founder Shares will also vest.

Effective February 8, 2021, the contingency event related to the Minimum Target was met and half of the Unvested Founder Shares vested. Effective October 22, 2021, the contingent event related to the Maximum Target was met and the other half of the Unvested Founder Shares vested.

Public Warrants

On November 29, 2021, the Company provided notice to the then holders of all of our 16,442,886 outstanding Public Warrants to purchase shares of our common stock that were issued under the warrant agreement as part of the units sold in our initial public offering, that we would be redeeming all of the Public Warrants for a redemption price of $0.01 per Public Warrant on December 29, 2021 (the “Redemption”). In accordance with the warrant agreement, following delivery of notice of the Redemption, all of our Public Warrants could only be exercised on a cashless basis in lieu of being redeemed. On December 29, 2021, we completed the Redemption and the Public Warrants ceased trading on Nasdaq. A total of 16,357,872 Public Warrants were exercised on a cashless basis in lieu of being redeemed, resulting in net issuances of 6,079,966 shares of our common stock under such Public Warrants. The remaining 85,014 unredeemed Public Warrants were redeemed for a redemption price of $0.01 per Public Warrant effective January 2022. The Private Warrants that are still held by the initial holders or their permitted transferees were not subject to the Redemption.

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

Restricted stock unit activity under the 2020 Plan for the year ended December 31, 2022 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2021	1,669,300	$10.10	$2.02
Granted	278,473	14.80	2.24
Forfeited	(15,080)	13.69	2.10
Vested (1)	(558,310)	10.80	-
Outstanding December 31, 2022	1,374,383	$10.72	$2.88

(1)	Includes 531,667 performance units that vested at the 200% vesting target effective December 22, 2022, for which 167,007 shares of common stock underlying vested RSUs were withheld to cover tax obligations. The shares withheld are again available for issuance under the plan.

The Company’s restricted stock units include 1,073,736 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets, while the remaining 300,647 awards vest over a period ranging from one to three years.

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

For the years ended December 31, 2022 and 2021, the Company recognized share-based compensation expense for certain performance-based awards of $14.2 million and $12.1 million, respectively, given that the achievement of the performance milestones at the 200% vesting target have been deemed probable for accounting purposes.

2020 Employee Stock Purchase Plan

The Company also maintains a 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. For the year ended December 31, 2022 the Company issued 46,726 shares pursuant to the ESPP and 453,274 shares remain available for future issuance.

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

The Asset Management Solutions segment provides short-term and long-term leasing solutions of Flight Equipment to passenger and cargo operators worldwide. Assets considered to be at or near the end of their useful lives, supplied by our leasing portfolio or acquisitions, are analyzed for return maximization to assess whether they will be traded as whole assets or disassembled and sold as individual spare parts and components.

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

The accounting policies for the segments are the same as those described in Note B. Gross Profit is calculated by subtracting cost of sales from revenues. The assets and certain expenses related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around the differences in products and services. The segment reporting excludes the allocation of selling, general and administrative expenses, interest expense, interest income, other income, net, unrealized loss on investment, change in fair value of warrant liability, and income tax expense.

Selected financial information for each segment is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Revenues
Asset Management Solutions
Aircraft	$101,511	$87,461	$53,639
Engine	176,096	144,549	45,072
	$277,607	$232,010	$98,711
TechOps
MRO services	$95,258	$99,899	$103,899
Product sales	11,942	8,528	6,328
Whole asset sales	23,737	—	—
	130,937	108,427	110,227
Total	$408,544	$340,437	$208,938

	Year Ended December 31,
	2022	2021	2020
Gross profit
Asset Management Solutions
Aircraft	$36,156	$30,157	$11,914
Engine	82,075	59,389	17,383
	$118,231	$89,546	$29,297
TechOps
MRO services	$21,111	$28,133	$21,883
Product sales	4,397	1,713	1,609
Whole asset sales	7,655	—	—
	33,163	29,846	23,492
Total	151,394	119,392	52,789

	2022	2021
Total Assets
Asset Management Solutions	$233,034	$240,190
TechOps	141,406	112,742
Corporate	157,139	134,553
	$531,579	$487,485

	2022	2021	2020

Total Depreciation and Amortization Expense
Asset Management Solutions	$7,807	$10,163	$21,210
TechOps	2,609	2,506	2,600
Corporate	568	329	413
	$10,984	$12,998	$24,223
Total Capital Expenditures
Asset Management Solutions	$8,288	$2,383	$5,128
TechOps	6,078	1,224	1,965
Corporate	1,229	284	172
	$15,595	$3,891	$7,265

The following table reconciles segment gross profit to net income from continuing operations for the years ended December 31, (in thousands):

	Year Ended December 31,
	2022	2021	2020
Segment gross profit	$151,394	$119,392	$52,789
Selling, general and administrative expenses	(96,348)	(77,498)	(55,635)
Payroll support program proceeds	-	14,768	12,693
Transaction costs	-	-	1,436
Interest income (expense), net	1,093	(980)	(1,645)
Other income, net	2,268	458	494
Unrealized loss on investment	-	(5,421)	-
Change in fair value of warrant liability	(525)	(2,945)	(388)
Income before income tax provision	$57,882	$47,774	$9,744

The following table presents revenues based on the customers’ geographic location and long-lived assets located in the United States, our country of domicile, for the years ended December 31, (in thousands):

Revenues	2022	2021	2020
Domestic	$169,878	$133,911	$92,837
Foreign	238,666	206,526	116,101
Total revenues	$408,544	$340,437	$208,938

Long-lived assets	2022	2021
Domestic	$87,898	$102,452
Foreign	-	24,360
Total long-lived assets	$87,898	$126,812

For the year ended December 31, 2022, the Company had one customer from which revenues generated exceeded 10% of total sales. Total sales to this customer amounted to $77.2 million, which was included in the Asset Management Solutions segment. As of December 31, 2021, the Company had one customer from which revenues generated exceeded 10% of total sales. Total sales to this customer amounted to $46.2 million, which was included in the Asset Management Solutions segment.

Intersegment sales includes amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Asset Management Solutions	$4,978	$6,822	$3,346
TechOps	22,783	21,932	1,650
Total intersegment revenues	$27,761	$28,754	$4,996

NOTE Q - LEASES

The Company leases facilities, offices, and equipment. The Company evaluates whether a contractual arrangement that provides it with control over the use of an asset is a lease. The ROU asset and related lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the term of the lease. The implicit rate of our lease arrangements is not readily determinable nor is it disclosed by our lessors; therefore, the Company uses its incremental borrowing rate based on information available at the lease commencement date to discount the lease payments. The Company classifies a lease as operating or finance using the classification criteria set forth in ASC Topic 842. Some of our leases are non-cancellable and may include renewal or termination options. Renewal or termination options that are reasonably certain to be exercised are included in the determination of the term of a lease.

The Company’s lease agreements typically do not contain any significant residual value guarantees or restrictive covenants, and may include variable lease payments related to escalation clauses based on consumer price index rates, as well as maintenance and other services. Variable lease payments that depend on an index or rate are included in the determination of ROU asset and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred.  Lease costs are recognized over the term of the lease on a straight-line basis unless another systematic basis is more representative of the pattern in which the Company expects to consume the asset’s future economic benefits.

ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less.

The components of lease expense for the year ended December 31, 2022 is as follows (in thousands):

Year Ended December 31,
2022
Operating lease cost	5,005
Short-term lease cost	170
Variable lease cost	1,071
$6,246

Expense charged to operations under the operating lease agreements for prior years were as follows (in thousands):

	2021	2020
Rent expense	$6,040	$6,294

Our operating leases expire at various dates through 2033. Maturities of our operating lease payments as of December 31, 2022 are as follows (in thousands):

Operating
Leases
Year ending December 31:
2023	$6,341
2024	5,965
2025	5,153
2026	4,970
2027	4,154
Thereafter	15,447
Total undiscounted payments	42,030
Less: imputed interest	(9,321)
Present value of minimum lease payments	32,709
Less: Operating lease liabilities - current	(4,426)
Operating lease liabilities - non-current	$28,283

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2021 (in thousands):

Year ending December 31:
2022	$4,064
2023	3,571
2024	3,103
2025	2,137
2026	1,851
Thereafter	2,601
Total minimum lease payments	$17,327

Our weighted-average remaining lease term and weighted-average discount rate are as follows:

Output
Remaining lease term (years)	7.8
Discount Rate	6.4%

Supplemental cash flow information related to leases were as follows (in thousands):

Year Ended December 31,
2022
Cash paid for amounts included in the measurement of lease liabilities	2,860
Operating lease liabilities arising from obtaining ROU assets	22,194

NOTE R - COMMITMENTS AND CONTINGENCIES

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

NOTE S - RELATED-PARTY TRANSACTIONS

The Company determined that AerLine was a VIE that the Company was required to consolidate as it was deemed the primary and sole beneficiary. Effective August 31, 2018, AerLine sold the customer relationships of its operating company, XTRA Airways, in consideration for a 9.99% interest in the buyer (“Buyer”), at which point AerLine ceased to meet the consolidation criteria as a VIE under U.S. GAAP and ceased operations. In a separate transaction where the Buyer was acquired, the 9.99% interest held by AerLine in the Buyer rolled over to a larger holding company (“Investee”) in exchange for 3.85% of its membership interest.

In 2018, a portion of the balances due to the Company from AerLine was forgiven in exchange for the right to all proceeds received from AerLine related to its sale to the investee. The primary interest held by AerLine was the equity interest in the Investee. On November 10, 2021, AerLine transferred its ownership interest to the Company in settlement of amounts owed to the Company. As a result, the $5.4 million balance due from AerLine was reclassified to Investment on the Company’s Consolidated Balance Sheet as of December 31, 2021.

Based on the deterioration of the Investee’s financial condition noted by the Company in the fourth quarter of 2021, the Company recognized an unrealized loss on the investment of $5.4 million during the three-month period ended December 31, 2021. This loss is reflected on the Consolidated Statement of Operations in  unrealized loss on investment for the year ended December 31, 2021.

NOTE T - BENEFIT PLANS

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

	Year Ended December 31,
	2022	2021	2020
Nondiscretionary contributions	$1,250	$929	$753

NOTE U - BUSINESS COMBINATIONS

Reverse Merger

As described in Note B - Principles of Consolidation and Basis of Presentation above, the Company consummated the Merger dated December 22, 2020 with AerSale Aviation and in connection therewith, Monocle merged with and into the Company, whereby the Company survived the Merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Securities Exchange Act of 1934, as amended. The Company directly acquired AerSale Aviation for aggregate consideration of $317.2 million, consisting of approximately $13.1 million in cash and 30,410,540 shares of Company Common Stock at $10.00 per share. As additional consideration, the pre-Merger holders of AerSale Aviation common stock and the holders of in-the-money SARs received a contingent right to receive up to 3,746,876 additional shares of the Company’s Common Stock, which were all issued in 2021. The Merger has been accounted for as a Reverse Recapitalization in accordance with U.S. GAAP. For accounting purposes, Monocle is considered the “acquired” company and AerSale Aviation is considered the “acquirer.” The Company received cash proceeds in the amount of $48.6 million resulting from the Merger, which was recorded as additional paid in capital.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management Report on Internal Control Over Financial Reporting

Management of AerSale Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems which are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B          OTHER INFORMATION

None.

ITEM 9C          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11          EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2022:

	Number of Securities to		Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise		Exercise Price of	Available for Future
	of Outstanding Options,		Outstanding Options,	Issuance Under Equity
Plan Category:	Warrants, and Rights		Warrants, and Rights	Compensation Plans
Equity compensation plans approved by security holders (1)	2,438,611	(2)	11.22	1,262,894	(3)
Total	2,438,611		11.22	1,262,894

(1)	Consists of the AerSale Corporation 2020 Equity Incentive Plan (the “2020 Plan”) and the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”).

(2)	All outstanding awards represent shares pursuant to the 2020 Plan. The shares pursuant to the 2020 Plan include 1,063,333 performance-based awards expected to achieve the performance milestones at the 200% vesting target.
(3)	Under the 2020 Plan, a total of 809,620 shares were available for issuance in the form of restricted stock, restricted stock units, stock options, or other stock-based or cash-based awards as of December 31, 2022. Under the ESPP, a total of 453,274 shares were available for issuance as of December 31, 2022.

The remainder of the response to this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 14          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative	8-K	001-38801	2.1	12/9/2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative	10-Q	001-38801	2.1	08/4/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of AerSale Corporation, dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of AerSale Corporation, dated June 17, 2021.	8-K	001-38801	3.1	06/21/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
4.5	Description of the Registrant’s Securities	10-K	001-38801	4.4	3/15/2022
10.1	Letter Agreement, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.4	12/17/2020
10.2	Amended and Restated Founder Shares Agreement, dated September 8, 2020, by and among Monocle Partners, LLC, Cowen Investments II LLC, Monocle Acquisition Corp, Monocle Holdings Inc. and AerSale Corp.	8-K	001-38801	10.1	09/08/2020
10.3	Amendment No. 1 to the Second Amended and Restated Founder Shares Agreement, dated December 16, 2020, by and among Monocle Partners, LLC, Cowen Investments II LLC, Monocle Acquisition Corp, Monocle Holdings Inc. and AerSale Corp.	8-K	001-38801	10.2	12/17/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Amended and Restated Registration Rights Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation, Monocle Partners, LLC, Cowen Investments II LLC, C. Robert Kehler, Donald W. Manvel, John C. Pescatore, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.7	12/23/2020
10.5#	Executive Offer Letter between AerSale Inc. and Nicolas Finazzo	10-K	001-38801	10.10	03/16/2021
10.6#	Executive Offer Letter between AerSale Inc. and Robert B. Nichols	10-K	001-38801	10.11	03/16/2021
10.7#	Executive Offer Letter between AerSale Inc. and Martin Garmendia	10-K	001-38801	10.12	03/16/2021
10.8#	Executive Offer Letter between AerSale Inc. and Basil Barimo	10-K	001-38801	10.13	03/16/2021
10.9#	Executive Offer Letter between AerSale Inc. and Gary Jones	10-K	001-38801	10.14	03/16/2021
10.10#	Executive Offer Letter between AerSale Inc. and Iso Nezaj	10-K	001-38801	10.15	03/16/2021

Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11#	Executive Offer Letter between AerSale Inc. and Craig Wright	10-K	001-38801	10.16	03/16/2021
10.12#	Amended and Restated AerSale Corp. Stock Appreciation Rights Plan.	S-4/A	333-235766	10.8	02/14/2020
10.13#	AerSale Corporation Severance Plan.	S-4/A	333-235766	10.9	02/14/2020
10.14#	AerSale Corporation 2020 Equity Incentive Plan.	S-4/A	333-235766	10.1	10/14/2020
10.15#	Forms of award agreements under the AerSale Corporation 2020 Equity Incentive Plan	S-8	333-253424	99.2	02/24/2021
10.16#	AerSale Corporation 2020 Employee Stock Purchase Plan.	S-4/A	333-235766	10.11	10/14/2020
10.17	Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Aersale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.22	03/16/2021
10.18	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 8, 2020, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.23	03/16/2021
10.19	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 12, 2021, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent and lender, AerSale Ireland 1 Limited, as new borrower and AerSale Corporation and Monocle Parent LLC, as guarantors.	10-K	001-38801	10.24	03/16/2021
10.20#	AerSale Corporation Amended and Restated Non-Employee Director Policy	10-K	001-38801	10.25	08/09/2022
10.21#	Form of Restricted Stock Unit Grant Notice under the AerSale Corporation 2020 Equity Incentive Plan (Non-Employee Directors).	10-K	001-38801	10.26	08/09/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of Subsidiaries.					*
23.1	Consent of Grant Thornton LLP.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith
#	Denotes a management contract or compensation plan or arrangement

†

Schedules and exhibits to these agreements have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

ITEM 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2
AerSale Corporation

Date: March 7, 2023	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicolas Finazzo	Chairman, Chief Executive Officer, Division President, TechOps and Director	March 7, 2023
Nicolas Finazzo	(principal executive officer)

/s/ Robert B. Nichols	Vice Chairman, Division President,	March 7, 2023
Robert B. Nichols	Asset Management Solutions and Director

/s/ Martin Garmendia	Chief Financial Officer and Treasurer	March 7, 2023
Martin Garmendia	(principal financial and accounting officer)

/s/ Jonathan Seiffer	Director	March 7, 2023
Jonathan Seiffer

/s/ Eric J. Zahler	Director	March 7, 2023
Eric J. Zahler

/s/ Sai S. Devabhaktuni	Director	March 7, 2023
Sai S. Devabhaktuni

/s/ Richard J. Townsend	Director	March 7, 2023
Richard J. Townsend

/s/ General C. Robert Kehler	Director	March 7, 2023
General C. Robert Kehler

/s/ Peter Nolan	Director	March 7, 2023
Peter Nolan

/s/ Michael Kirton	Director	March 7, 2023
Michael Kirton

/s/ Lt. General Judith A. Fedder	Director	March 7, 2023
Lt. General Judith A. Fedder