Form 10-K/A
period 2022-12-31
AerSale Corp
filed 2023-03-23
CIK 1754170

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

Explanatory Note

We are filing this Form 10-K/A (Amendment No. 1) (this “Amendment”) to supplement the Form 10-K of AerSale Corporation for the fiscal year ended December 31, 2022, filed on March 7. 2023 (the “Original Form 10-K”) solely to:

●	include the information omitted from Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K pursuant to Form 10-K General Instruction G(3);
●	delete the reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of the proxy statement into Part III of the Original Form 10-K; and
●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934.

No other changes have been made to the Original Filing.  This Amendment speaks as of the date of the Original Filing and does not reflect other events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	22
	SIGNATURES	30

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Position
Nicolas Finazzo	66	Chairman, Chief Executive Officer, Division President, TechOps and Director
Robert B. Nichols	66	Vice Chairman, Division President, Asset Management Solutions and Director
Martin Garmendia	48	Chief Financial Officer and Treasurer
Basil Barimo	58	Division President, MRO Services
Craig Wright	55	Division President, Aircraft & Engine Management
Gary Jones	59	Division President, Airframe & Engine Materials
Iso Nezaj	67	Division President, Engineered Solutions
Charles McDonald	58	Chief Technical Officer and Division President of Heavy MRO Services
James Fry	61	Executive Vice President, General Counsel & Corporate Secretary
Jonathan Seiffer	51	Director
Eric J. Zahler	72	Director
Sai S. Devabhaktuni	51	Director
Richard J. Townsend	72	Director
General C. Robert Kehler	70	Director
Lt. General Judith A. Fedder	65	Director
Peter Nolan	64	Director
Michael Kirton	41	Director

Nicolas Finazzo

Nicolas Finazzo has served on our Board since December 2020. Mr. Finazzo founded AerSale Corp. in 2008 and has served as Chairman and Chief Executive Officer from inception until January 2019, and again since December 2019. He has also served as Division President, TechOps since December 2019. From January 2019 to December 2019, Mr. Finazzo was Executive Chairman of AerSale Corp. From 1997 to 2008, Mr. Finazzo was Co-Founder and Chief Executive Officer of AeroTurbine, Inc., a supplier of aircraft and engine products and MRO service provider. In 1997, Mr. Finazzo was Vice President and General Counsel of AeroThrust, Inc., parts supplier, MRO service provider and aircraft engine leasing company. From 1991 to 1997, Mr. Finazzo was Vice President and General Counsel of International Air Leases, Inc., a used aircraft leasing company. From 1987 to 1991, Mr. Finazzo was Vice President of Contracts for Greenwich Air Services, a jet engine maintenance, repair and overall (“MRO”) service provider. From 1981 to 1987, Mr. Finazzo was President of Southern Express Airways, Inc., a commuter airline operating in the United States.

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

Iso Nezaj

Iso Nezaj has served as our Division President, Engineered Solutions since 2017. He also previously serviced as our Chief Technical Officer from 2019 to 2021. From 2014 to 2017, Mr. Nezaj was our Senior Vice President of Technical Services. From 2010 to 2014, Mr. Nezaj was our Vice President in Technical Services. From 2009 to 2010, he was President of Air One Maintenance & Engineering LLC, a maintenance repair operation service provider. From 2000 to 2009, Mr. Nezaj was General Manager of Commercial Jet Inc., a maintenance repair operation service provider. From 1997 to 1999, Mr. Nezaj was Vice President and Chief Operating Officer of Skytrak International Airlines, Inc., a US FAR

certified 21 commercial airline. From 1995 to 1997, Mr. Nezaj was Vice President of Engineering for Aeron Equities, Inc., a leasing aviation company. From 1993 to 1994, Mr. Nezaj was Director of Quality Assurance and Engineering for Kiwi International Airlines, Inc., a US FAR certified 121 commercial airline.

Charles McDonald

Charles McDonald was appointed the Chief Technical Officer and Divisional President of Heavy MRO Services for AerSale effective March 11, 2022. Prior to this appointment, Mr. McDonald was employed by AerSale as the Senior Vice President of MRO Services since December 2016. Prior to joining AerSale, Mr. McDonald worked as a consultant in the aviation industry from August 2013 to December 2016. Prior to working as a consultant, Mr. McDonald worked for Global Aviation Holdings as its Chief Executive Officer from February 2013 to August 2013 and its President from April 2008 to February 2013. Mr. McDonald also served as the Senior Vice President and Chief Operating Officer for World Airways from May 2004 to April 2008 and Trans Meridian Airlines from December 2001 to May 2004.   Prior to these executive positions, Mr. McDonald worked in a variety of aviation positions for over 10 years including Vice President of Maintenance and Engineering, Director of Business Development and Director of Customer and Technical Support for Trans Meridian Airlines, British Aerospace Regional Aircraft and AMR Eagle, respectively.  Mr. McDonald attended the Spartan College of Aeronautics, the former Chairman of the National Air Carriers Association, an FAA Certified A/P Mechanic, and served in the United States Army.

James Fry

James A. Fry has been the Executive Vice President, General Counsel and Corporate Secretary of AerSale since January 24, 2022. Prior to joining AerSale, Mr. Fry served as the Vice President, General Counsel and Corporate Secretary for Yellow Corporation from April 2015 to February 2020 and also served in the same capacity for Swift Transportation Company from January 2008 to April 2015. Prior to joining Swift Transportation, and since 1996, Mr. Fry held the positions of General Counsel and Corporate Secretary as well as Corporate Counsel for both private and publicly-traded aviation companies including Hamilton Aerospace and World Airways. Mr. Fry also worked as an attorney in private practice in Pennsylvania prior to his in-house positions. Mr. Fry is a Schreyer Honors graduate from the Pennsylvania State University and obtained his Juris Doctor from the Temple University School of Law.

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

Mr. Seiffer brings particular knowledge and experience in finance, and broad-based experience in the leadership of distribution businesses.  Mr. Seiffer also brings to the Board significant strategic leadership, experience in the investment industry and valuable global business perspective.

Eric J. Zahler

Eric J. Zahler has served on our Board as the Lead Independent Director since December 2020 and previously served on the Board of Monocle Holdings, Inc. (“Monocle Holdings”) prior to the Merger. Mr. Zahler is a Co-Founder and managing member of Monocle Partners, LLC (“Monocle Partners”). Mr. Zahler served as Co-Founder, President and Chief Executive Officer of Monocle Acquisition Corporation (“Monocle”; formerly Nasdaq: MNCL), whose business combination with AerSale Corp. was consummated in 2020. He has over 35 years of senior leadership, strategy, operations, and governance experience with aerospace and defense companies. Until 2018, Mr. Zahler was a Co-Founder and Managing Director of Sagamore Capital, a private equity firm pursuing investments in the aerospace and defense, industrial electronics, and selected business service markets. Prior to founding Sagamore Capital. Mr. Zahler was President and Chief Operating Officer of Loral Space & Communications, Inc. for eight years and also served on Loral’s Board of Directors. Mr. Zahler was a senior member of the management of Loral since 1992. Mr. Zahler is a member of the Board of Directors of Maxar Technologies (NYSE: MAXR; TSX: MAXR), a leading global provider of advanced space technology solutions for commercial and government markets.  Previously, Mr. Zahler served on the board of directors of ExactEarth, Ltd. (TSX: XCT), Actel Corporation (NASDAQ: ACTL), and EasyLink Services Corporation, (NASDAQ: EASY) and Sequa Corporation, a portfolio company of The Carlyle Group. From 1975 to 1992, Mr. Zahler was an attorney at Fried, Frank, Harris, Shriver & Jacobson, where he was elected Partner in 1983. At Fried, Frank, he represented numerous aerospace and defense companies in all aspects of their interactions with the U.S. government. Mr. Zahler holds a Bachelor of Science degree in mathematics from Yale University and a law degree from Harvard Law School.

Mr. Zahler brings to the Board, leadership and operations experience in executive leadership roles at global public companies, as well as accounting and financial expertise with corporate governance experience.

Sai S. Devabhaktuni

Sai S. Devabhaktuni has served on our Board since December 2020 and prior to December 2020 served on the Board of Monocle Holdings. Mr. Devabhaktuni is a Co-Founder and managing member of Monocle Partners. Mr. Devabhaktuni served as Co-Founder and Chairman of the Board of Directors of Monocle, whose business combination with AerSale Corp. was consummated in 2020. Prior to Monocle, Mr. Devabhaktuni was Head of Corporate Distressed Portfolio Management at Pacific Investment Management Company (“PIMCO”). While at PIMCO, Mr. Devabhaktuni served in various capacities on investment committees of numerous investment funds. Prior to PIMCO, and from 1998 to 2010, he was a Managing Principal at MHR Fund Management LLC (“MHR”) where he was involved in all aspects of the investment process and worked closely with senior management teams of portfolio companies on operational improvements and growth initiatives. Prior to MHR, Mr. Devabhaktuni was a member of the event-driven strategies group at Highbridge Capital Management LLC, and a member of the corporate finance, capital markets and emerging markets groups of Nomura Securities. Mr. Devabhaktuni holds a Bachelor of Science in Economics, with concentrations in Finance, Economics and Legal Studies from the Wharton School of the University of Pennsylvania.  Mr. Devabhaktuni has served on the Board of Directors of Loral Space & Communications, Inc. (Nasdaq: LORL), Applied Natural Gas Fuels Inc., and Sequa Corporation.  Mr. Devabhaktuni is also an Advisory Board Member of Scepter, Inc.

Mr. Devabhaktuni brings to the Board experience in finance, asset management, capital markets and capital management, experience as a senior executive and perspective as an institutional investor.

Richard J. Townsend

Richard J. Townsend has served on our Board since December 2020. Prior to December 2020, Mr. Townsend served as the Executive Vice President and Chief Financial Officer of Monocle, whose business combination with AerSale Corp. was consummated in 2020. Mr. Townsend brings 40 years of knowledge and experience in finance, strategy and operations. Prior to Monocle, Mr. Townsend was a Managing Partner at Rangeley Capital (“Rangeley”), with responsibilities as a Portfolio Manager and Chief Operating Officer from 2008 to 2017, and subsequently as an Advisory Partner. Prior to Rangeley, Mr. Townsend was Executive Vice President and Chief Financial Officer of Loral Space & Communications, Inc. (Nasdaq: LORL) from 1998 to 2007, where he was responsible for all financial aspects of the business. From 1996 to 1998, Mr. Townsend served as the Corporate Controller and Director of Strategy of ITT Industries (NYSE: ITT). Mr. Townsend spent the prior 17 years in various roles in operations and financial Management at IBM (NYSE: IBM), including serving as Controller for EMEA (Europe, Middle East and Africa) in France. Prior to IBM, Mr. Townsend was a mechanical engineer at General Electric’s Nuclear Energy Division (NYSE: GE). Mr. Townsend holds a Bachelor of Science degree in Mechanical Engineering from the University of Michigan, a Master of Science degree in Engineering from the University of California at Berkeley and an MBA from Stanford University.

Mr. Townsend brings to the Board extensive experience as a senior operating and finance executive for large public companies.

General C. Robert Kehler

General C. Robert Kehler, USAF (ret), served as a director of Monocle until the business combination merger with AerSale in December 2020. He has 43 years of leadership, strategy and governance experience related to military operations of the United States of America. General Kehler currently serves on the board of directors of Maxar Technologies Ltd. (NYSE: MAXR; TSX: MAXR) and Connect Bidco Ltd. (parent of Inmarsat) and is a senior advisor to McKinsey and Company. In 2022 the governor of Virginia appointed him to the board of the Virginia Commercial Space Flight Authority.

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

Lt. General Judith A. Fedder

General Fedder has served on our Board since July 1, 2022. At the time of her retirement after nearly 35 years of active duty Air Force service, General Fedder served as Deputy Chief of Staff for Logistics, Installations and Mission Support, Headquarters U.S. Air Force, Washington, D.C.. In that role, she was responsible to the Air Force Chief of Staff for leadership, management and integration of Air Force logistics readiness, aircraft, munitions, and missile maintenance, with emphasis on combat readiness and weapon system availability. Her portfolio also included setting policy and preparing budget estimates for Air Force civil engineering and security forces functions. Following her military career, General Fedder was a Senior Director at The Boeing Company for Global Sales and Marketing, Integrated Logistics, Boeing Defense. In that role, she secured capture of after-market services for military fighter and helicopter platforms and supply chain. She is currently a Senior Advisor at the Boston Consulting Group.

General Fedder is a member of the Board of Directors of GelSight, Inc. and the Institute for Defense & Business, a nonprofit education and research institute in Chapel Hill, NC. She also served as a member of the Defense Advisory Committee for Women in the Services and is an Emeritus Member of the Board of Governors for Civil Air Patrol. General Fedder is a former Presidential appointee to the Board of Visitors for the U.S. Air Force Academy as well as recipient of the Michigan State University Distinguished Alumni Award in 2014.

General Fedder graduated from Michigan State University in 1980 with a Bachelor of Science degree and holds an MBA from the Florida Institute of Technology. She is also a distinguished graduate of the Air Force Reserve Officer Training Corps program, and her active duty career included leading and commanding aircraft maintenance units. General Fedder served as the Sub-Unified Commander of U.S. Forces Azores and commanded the 76th Maintenance Wing aircraft depot at Tinker AFB, Oklahoma, leading over 9,000 employees in the maintenance, repair, and overhaul of military aircraft, engines, and components.

General Fedder brings to the Board over 35 years of leadership and governance experience in aeronautical government and defense contracting and logistics.

Peter Nolan

Peter Nolan has served on our Board since December 2020. Mr. Nolan is the Chairman of Nolan Capital, a private investment company, and is also a senior advisor to Leonard Green , a private equity firm, and was previously a managing partner of Leonard Green . Mr. Nolan currently serves on the board of directors of Activision and AerSale, among others. Prior to becoming a partner at Leonard Green  in 1997, Mr. Nolan served as a managing director and the Co-Head of Donaldson, Lufkin and Jenrette’s Los Angeles Investment Banking Division from 1990 to 1997, as a First Vice President in corporate finance at Drexel Burnham Lambert from 1986 to 1990, and as a Vice President at Prudential Securities, Inc. from 1982 to 1986. Prior to 1982, Mr. Nolan was an associate at Manufacturers Hanover Trust Company.

Mr. Nolan brings to the Board experience in finance, asset management, capital markets and capital management, experience as a senior executive and perspective as an institutional investor.

Michael Kirton

Michael Kirton has served on our Board since December 2020. Mr. Kirton currently serves as Partner with Leonard Green which he joined in 2007. Before joining Leonard Green, he worked in corporate finance at Credit Suisse First Boston. Mr. Kirton currently serves on the boards of AerSale, Charter Next Generation, Fineline Technologies, ProMach, Pure Gym, The Wrench Group, and Stella Environmental.

Mr. Kirton brings particular knowledge and experience in finance and broad-based experience in the leadership of middle-market businesses.  Mr. Kirton also brings to the Board experience in finance, asset management, capital markets and capital management, experience as a senior executive and perspective as an institutional investor.

Delinquent Section 16(a) Reports

Reports Section 16(a) of the Exchange Act requires our directors, officers (as defined under Rule 16a-1(f) under the Exchange Act) and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the fiscal year ended December 31, 2022 , other than with respect to the following: each of Mr. Finazzo and Mr. Nichols inadvertently omitted from his initial Form 3 filing, filed on December 28, 2020, a derivative security right to purchase up to 58,597 shares of common stock pursuant to an agreement with certain equity holders of the Company in connection with the business combination of Monocle and the Company.  Each of Mr. Finazzo and Mr. Nichols reported this purchase right on Form 4 filed on December 16, 2022 in connection their exercise of such rights.

Code of Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on our website, ir.aersale.com, under “Governance.”  In addition, we intend to post on our website all disclosures that are required by law or the rules of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics. The information on our website is not incorporated by reference into, or a part of, this Proxy Statement.

Audit Committee

Our Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	considering and discussing with management our code of business conduct and ethics;
•	discussing our risk assessment and risk management policies, including but not limited to, with respect to cybersecurity;
•	establishing policies regarding hiring employees from the independent registered public accounting firm;
•	establishing procedures for the receipt and retention of accounting related complaints and concerns;
•	meeting independently with our internal auditing staff, if any, independent registered public accounting firm and management;
•	reviewing and approving or ratifying any related person transactions; and
•	preparing the audit committee report required by the SEC rules.

The Audit Committee charter is available on our website at ir.aersale.com. The information on our website is not incorporated by reference into, or a part of, this Proxy Statement. The members of the Audit Committee are Richard Townsend, Sai Devabhaktuni and Peter Nolan. Mr. Townsend serves as the Chairperson of the committee. Our Board has affirmatively determined that each of Messrs. Devabhaktuni, Nolan and Townsend are independent for purposes of serving on an audit committee under Rule 10A-3 promulgated under the Exchange Act and the Nasdaq Rules, including those related to Audit Committee membership.

The members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, our Board of Directors has determined that Mr. Townsend qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and under the similar Nasdaq Rules requirement that the Audit Committee have a financially sophisticated member.

ITEM 11EXECUTIVE COMPENSATION

The following disclosure concerns the compensation of our named executive officers and directors for the fiscal years ended December 31, 2021 and December 31, 2022.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2022, our “named executive officers” and their positions were as follows:

•	Nicolas Finazzo - Chairman, Chief Executive Officer and Division President, TechOps;
•	Robert B. Nichols - Vice Chairman and Division President, Asset Management Solutions; and
•	Gary Jones – Division President, Airframe and Engine Materials

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.

Financial Highlights

AerSale had a strong financial performance in Fiscal 2022. Revenue was approximately $408.5 million, up 20% year-over-year, GAAP Net Income was $43.9 million, up 21.4% year over year.,

Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Compensation

Certain of our subsidiaries received $16.4 million from the U.S. Treasury Department (“Treasury Department”) through the Payroll Support Program under the CARES Act, of which $12.7 million was received prior to December 31, 2020, and the remaining amount was received during the first quarter of 2021. As part of the Payroll Support Extension Law, we entered into an agreement with the Treasury Department on March 4, 2021, and received relief funds of $5.5 million during 2021. Pursuant to the American Rescue Plan Act of 2021, we entered into an agreement with the Treasury Department on April 16, 2021, and received relief funds of an additional $5.5 million during 2021. In connection with the financial assistance we have received under the Payroll Support Program, we are required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits. In addition, we are subject to provisions limiting the payment of certain employee compensation through April 1, 2023. These compensation restrictions impacted numerous executive compensation decisions made in fiscal 2021 and 2022. Moreover, the Company is subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022.

Executive Compensation Highlights

When setting compensation for 2022, the Board and the Compensation Committee took into account the total compensation packages of competitors in the industry, individual qualifications and certain unique circumstances, including the impact of the COVID-19 pandemic, the limitations on executive compensation imposed by the Company’s acceptance of CARES Act funding and the related difficulty in setting long-term goals, as well as the difficulty in setting multi-year targets given the general uncertainty surrounding economic conditions.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022, and December 31, 2021.

Name and Principal Position ($)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(2)	Total ($)
Nicolas Finazzo Chairman, Chief Executive Officer and Division President, TechOps	2022 2021	1,000,000 1,005,769		- -	280,000 280,000	66,568 61,780	1,346,568 1,347,549
Robert Nichols(3) Vice Chairman and Division President Asset Management Solutions	2022 2021	500,000 500,000	215,000	- -	500,000 790,000	54,836 51,948	1,269,836 1,341,948
Gary Jones Division President Engineered Airframe and Engine Materials	2022 2021	$350,000 $350,000		- -	175,000 350,000	33,463 26,273	558,463 726,273

(1)

Reflects the amounts of the annual performance-based bonuses paid to each named executive officer with respect to 2022 pursuant to his offer letter, with Messrs. Finazzo, Nichols and Jones each also being subject to restrictions and limitation imposed by the CARES Act. Please see “2022 Bonuses” below for further information on these payments.

(2)

Amounts for 2022 reflect (i) insurance premiums paid by us on behalf of Messrs. Finazzo, Nichols and Jones of $24,671, $17,602, and $24,313, respectively, (ii) car allowances paid to Messrs. Finazzo and Nichols of $20,713 and $20,550, respectively, (iii) gross-ups paid to Messrs. Finazzo and Nichols of $12,034 and $7,534 in connection with their company-paid insurance premiums and (iv) a $9,150 fully vested matching contribution made by us to Messrs. Finazzo’s, Nichols’ and Jones’ 401(k) plan accounts. For additional information on these payments, please see “Other Elements of Compensation” below.

(3)	Mr. Nichols received a bonus of $215,000, which represents a portion of the 2021 cash incentive performance bonus he earned and would have otherwise received but for the CARES Act limitations.

The Compensation Committee believes that total compensation opportunities for the Company’s key executives, including the named executive officers, should be competitive with those offered by other companies competing for talent in the Company’s employment market.

The goal of the Compensation Committee is to assemble a set of peer group companies that provide relevant pay and performance comparisons with the Company.

Base Salary

Our named executive officers receive an annual base salary to compensate them for the performance of services rendered to us each year. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting his or her skill set, experience, role and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

The base salaries for each of our named executive officers were originally established in their respective offer letters described below.

The actual salaries paid to each named executive officer for 2022 are set forth above in the Summary Compensation Table in the column entitled “Salary.”

2022 Non-Equity Cash Incentive

Pursuant to their respective offer letters, each of our named executive officers is eligible to earn an annual cash incentive bonus based on Company and individual achievement of performance targets established by our Board in its discretion. Each named executive officer is eligible to earn a target bonus amount, which reflects a percentage of his annual base salary. Messrs. Finazzo and Nichols are entitled to receive a targeted incentive cash award of 100% of their base salaries and Mr. Jones is entitled to receive a targeted incentive cash award of 50% his base salary. For 2022, the cash incentive awards were contingent on the Company achieving certain Adjusted EBITDA metrics. In order for any of the NEOs to receive the target cash incentive, the Company had to achieve a minimum Adjusted EBITDA of $80 million for fiscal 2022 (“Target Adjusted EBITDA”), which can increase at the discretion of the Board, to a maximum cash incentive payout of 200% of target based upon the amount by which actual Adjusted EBITDA exceeds Target Adjusted EBITDA and based upon the individual performance of the employee (“Maximum Cash Incentive Percentage”).  The Company achieved an Adjusted EBITDA of $87.4 million and the cash awards set forth in the table below were made to each of the NEOs based upon the Company exceeding Target Adjusted EBITDA and taking into consideration individual performance and CARES Act limitations.

	Target/Maximum (1)	2022 Non-Equity Cash Incentive
Nicolas Finazzo (2)	100%/200%	$280,000
Robert B. Nichols(3)	100%/200%	$500,000
Gary Jones (4)	50%/100%	$175,000

(1)Represents a percentage of base salary.

(2)Non-Equity cash incentive paid to Mr. Finazzo was reduced due to CARES Act limitations.

(3)Non-Equity cash incentive paid to Mr. Nichols represents Target achievement for 2022 at 100%.

(4) Non-Equity cash incentive paid to Mr. Jones represents Target achievement for 2022 at 50%.

As a consequence of the CARES Act limitations, even though the Company met and exceeded the minimum Target Adjusted EBITDA, the actual bonus payment awarded to Mr. Finazzo was reduced to the amount set forth in the 2022 Bonus Paid column due to the CARES Act limitations on executive compensation.

Equity Compensation

In connection with the merger of Monocle Acquisition Corporation and AerSale Corporation in December 2020, (the “2020 Business Combination”), we adopted the 2020 Equity Incentive Plan in order to facilitate the grant of cash and equity incentives to our directors, employees (including the named executive officers) and consultants and to enable us to obtain and retain services of these individuals, which is essential to our long-term success. The 2020 Equity Incentive Plan became effective upon the consummation of the Business Combination. In consideration of the compensation limits imposed by the CARES Act, the Compensation Committee determined the named executive officers would not receive a grant of equity for Fiscal 2022

Other Elements of Compensation

In 2022, our employees, including its named executive officers, participated in health and welfare plans providing health benefits, flexible spending accounts, short-term and long-term disability insurance and basic life and accidental death and dismemberment insurance. In 2022, we paid the full amount of the premiums on behalf of Messrs. Finazzo and Nichols and their covered dependents for their health, life and long-term disability insurance and paid 70% percent of the premiums for Mr. Jones’ his covered dependents’ health, life and long-term disability insurance coverage. For 2022, the aggregate amount of premiums we paid on behalf of Messrs. Finazzo, Nichols and Jones were equal to $24,671, $17,602 and $24,313, respectively. Messrs. Finazzo and Nichols also received tax gross-ups of $12,034 and $7,534, respectively, in respect of their company-paid health insurance premiums.

In addition, we also maintain a 401(k) retirement savings plan to allow eligible employees, including our named executive officers, to defer up to three percent of their annual compensation on a pre-tax basis through contributions to the 401(k) plan. In 2022, we made discretionary matching contributions of $9,150 to each Messrs. Finazzo’s, Nichols’ and Jones’ 401(k) plan accounts

In 2022, Messrs. Finazzo and Nichols received car allowances.in the amounts of $20,713 and $20,550 respectively.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of shares or units that have not vested (#) (1)	Market or payout value of shares or units that have not vested ($) (4)
Nicolas Finazzo(2)	800,000	$12,976,000
Robert Nichols(3)	500,000	$8,110,000
Gary Jones	133,334	$2,162,677

(1)

Performance share units (“PSUs”) were earned at the maximum 200% award level based on the Company exceeding specified EBITDA targets over the 18-month period from October 1, 2020 - March 31, 2022. 1/3 of such PSUs vested on December 22, 2022, and 2⁄3 of such PSUs will vest on December 22, 2023, subject to the executive’s continued service through such dates. Each PSU converts into one share of common stock upon vesting.

(2)

PSUs are held by Enarey, L.P. Nicolas Finazzo is the sole member and manager of Enarey, LLC, the sole general partner of Enarey, L.P. Accordingly, all of the shares held by Enarey, L.P. may be deemed to be beneficially held by Mr. Finazzo.

(3)

PSUs held by ThoughtValley LLP. Robert B. Nichols is the sole member and manager of ThoughtValley, LLC, the sole general partner of ThoughtValley LLP. Accordingly, all of the shares held by ThoughtValley LLP may be deemed to be beneficially held by Mr. Nichols.

(4)	Market value based upon a closing price of AerSale stock on December 30, 2022, of $16.22.

Offer Letters

We entered into offer letters with each of our named executive officers, effective December 23, 2020, providing for their at-will employment with us and their continued annual base salary rates and target bonus opportunities. Certain offer letters, including those for Messrs. Finazzo and Nichols provide that the executive’s compensation may be restricted as a result of the executive compensation limits imposed by the CARES Act. The offer letters also provide that each named executive officer will be eligible to participate in the AerSale Corporation Severance Plan, as described below.

Executive Severance Plan

In connection with the Closing, we adopted an executive severance plan, pursuant to which certain of our key employees (including Messrs. Finazzo, Nichols and Jones will be entitled to certain severance benefits in the event of a qualifying termination of employment (the “Severance Plan”).

The Severance Plan provides that, in the event that an executive’s employment is terminated without “cause” (other than because of death or disability) or by the named executive officer for “good reason,” then the named executive officer will be entitled to the following compensation and benefits, subject to his or her execution of a release of claims: (1) continued payments of the executive’s base salary for a number of years equal to the executive’s “Severance Multiple”;

(2) a prorated annual bonus, based on actual performance; (3) continued medical and welfare benefits for the named executive officer and his or her spouse and dependents for a number of years equal to the executive’s Severance Multiple; and (4) if the executive is at the Senior Vice President level or above and has been employed by us for at least three years, full vesting of outstanding equity awards (with any performance-based equity awards vesting based on actual performance through the end of the applicable performance period(s)). With respect to our named executive officers, Messrs. Finazzo’s and Nichols’ Severance Multiple is three, and Mr. Jones’ Severance Multiple is two.

The Severance Plan further provides that, in the event that a named executive officer’s employment is terminated without “cause” (other than because of death or disability) or by the named executive officer for “good reason,” in each case within one year following a change in control, in lieu of the compensation and benefits described above, the named executive officer will instead be entitled to the following compensation and benefits, subject to his or her execution of a release of claims: (1) severance pay in an amount equal to the executive’s Severance Multiple times the sum of the named executive officer’s annual base salary and annual target bonus (or, if the named executive officer does not have an annual target bonus, the average of the annual cash bonuses paid to the named executive officer in the three calendar years preceding the year of termination); (2) a prorated annual bonus, based on actual performance; (3) if the executive is at the Senior Vice President level or above and has been employed by us for at least three years, full vesting of outstanding equity awards (with any performance-based equity awards vesting based on actual performance through the end of the applicable performance period(s)); and (4) continued medical and welfare benefits for the named executive officer and his or her spouse and dependents for a number of years equal to the executive’s Severance Multiple.

Under the Severance Plan, if a named executive officer’s employment is terminated because of death or disability, then the executive (or his or her estate) will be entitled to receive (1) a prorated annual bonus, based on actual performance, and (2) if the executive is at the Senior Vice President level or above and has been employed by us for at least three years, full vesting of outstanding equity awards (with any performance-based equity awards vesting based on actual performance).

For purposes of the Severance Plan, a named executive officer may be terminated for “cause” if the named executive officer (1) is charged with (x) a felony, or (y) a misdemeanor relating to our business or involving moral turpitude; (2) willfully fails to substantially perform his or her duties with course of carrying out his or her duties; (3) any act of material dishonesty involving his or her employment with us (including, without limitation, fraud, misappropriation, or embezzlement); (4) materially breaches any written agreement with us or our affiliates; (5) materially violates our Code of Conduct or other applicable policies; or (6) fails to reasonably cooperate with a material internal investigation by the Company regarding any corporate conduct, misconduct, wrongdoing or illegal conduct. For purposes of the Severance Plan, a named executive officer may terminate such named executive officer’s employment for “good reason” if (A) we materially breach a written agreement with the named executive officer; (B) there is a reduction in the named executive officer’s base salary (excluding across-the-board reductions that apply to similarly situated executives); (C) there is a change in the named executive officer’s principal place of employment of more than 40 miles, which increases the named executive officer’s one-way commute; or (D) there is a material adverse change in the named executive officer’s positions or duties. In addition, within the 12- month period following a change in control, a named executive officer may also terminate such named executive officer’s employment for “good reason” if there is any reduction in the named executive officer’s target annual bonus or target long-term incentive opportunity from the target level in effect immediately prior to the change in control.

The Severance Plan also contains restrictive covenants applicable to the named executive officers, including a perpetual confidentiality covenant; a non-compete that applies during employment and for a number of years thereafter equal to the Severance Multiple; a non-solicit of our employees, clients, customers, suppliers, consultants, or other business relations that applies during employment and for two years thereafter; and a perpetual non-disparagement covenant.

Under the Severance Plan, any of the following events would generally constitute a “change in control” (excluding the Business Combination and any transactions with Monocle, Leonard Green, and their respective affiliates):

•

an acquisition by any individual, entity, or group of beneficial ownership of more than 50% of AerSale’s then outstanding shares of common stock or combined voting power of then outstanding voting securities entitled to vote generally in the election of directors;

•

during any period of 12 months, a change in the composition of a majority of our Board that is not supported by two-thirds of the incumbent directors (excluding for this purpose any directors that are initially elected or nominated as a result of an actual or threatened election contest or proxy contest);

•

a merger or consolidation of our company with any other company, other than a transaction that would result in our voting securities outstanding immediately prior to the transaction continuing to represent more than 50% of the combined voting power of the voting securities of our or the surviving entity outstanding immediately after the transaction;

•	the sale, transfer, or other disposition of all or substantially all our assets and our subsidiaries’ assets (taken as a whole); or
•	the date of a complete liquidation or dissolution of our company.

In the event that any payments made in connection with a change in control or termination would be subjected to the excise tax imposed by Section 4999 of the Code, the payments to the named executive officers would be reduced to the maximum amount that can be paid under the Code without the imposition of an excise tax under Section 4999 of the Code, but only if such reduction provides a higher benefit on an after-tax basis to the named executive officers.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)(2)	Total ($)
Eric Zahler, Lead Independent Director(3)	$75,000	$60,000	$135,000
Richard Townsend(3)	$75,000	$60,000	$135,000
Peter Nolan	$50,000	$60,000	$110,000
Sai Devabhaktuni	$50,000	$60,000	$110,000
General C. Robert Kehler	$50,000	$60,000	$110,000
Lt. General Judith Fedder (4)	$25,000	$30,000	$55,000
Jonathan Seiffer(5)	$0	$0	$0
Michael Kirton(5)	$0	$0	$0

(1)

These amounts reflect the aggregate grant date fair value of restricted stock unit awards granted in fiscal year 2022 in accordance with ASC Topic 718. For additional information on the valuation assumptions regarding the restricted stock unit awards, see Note O to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.

(2)

As of December 31, 2022, there were 4,070 shares of outstanding unvested restricted stock unit awards to non-employee directors Eric Zahler, Richard Townsend, Peter Nolan, Sai Devabhaktuni, General C. Robert Kehler and 1,877 shares of outstanding unvested restricted stock unit awards to non-employee director Lt General Judith Fedder.

(3)	For Mr. Zahler includes $25,000 for service as Lead Independent Director and for Mr. Townsend includes $25,000 for service as Chair of the Audit Committee.
(4)	Represents partial fees earned and stock awards granted for six (6) months of service.
(5)	Pursuant to Leonard Green internal policies, any directors affiliated with Leonard Green are not entitled to any form of Board compensation.

Messrs. Finazzo and Nichols, who serve as both executive officers and directors, did not receive any additional compensation for their service on our Board.

Effective February 23, 2021, and as amended and restated on February 8, 2022, we adopted a non-employee director compensation policy that is applicable to each of our non-employee directors other than those affiliated with Leonard Green. Pursuant to this policy, each eligible nonemployee director will receive an annual cash retainer of $50,000, paid quarterly in arrears. The director serving as the lead independent director of the Board will receive an additional cash retainer of $25,000 and the chairperson of the audit committee will receive an additional cash retainer of $25,000. In addition, eligible directors are granted an annual restricted stock unit award that has a grant date value of $60,000 (with prorated awards made to directors who join on a date other than the annual award date), which will generally vest in full on the first anniversary of the grant date, subject to the director’s continued service through the applicable vesting date.

On February 8, 2022, the non-employee directors of the Board also received an annual grant of 4,070 restricted stock units that, pursuant to the amended and restated non-employee director compensation policy, had a grant date value of $60,000. On July 11,  2022,  non-employee director Lt. General Judith Fedder was appointed to the Board and received an annual pro-rated grant of 1,877 restricted stock units pursuant to the amended and restated non-employee director compensation policy, and had a grant date value of $30,000.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of December 31, 2022, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power.

Applicable percentage ownership is based on shares of common stock outstanding as of March 6, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 6, 2023, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares		Percentage
Directors and Officers
Nicolas Finazzo	3,390,846	(2)	6.6%
Robert B. Nichols	3,137,483	(3)	6.1%
Gary Jones	39,874		*
Eric J. Zahler	1,378,455	(4)	2.7%
Sai S. Devabhaktuni	1,378,455	(4)	2.7%
Richard J. Townsend	1,378,455	(4)	2.7%
General C. Robert Kehler	25,070		*
Jonathan Seiffer	17,569,821	(5)	34.3%
Peter Nolan	10,070	(6)	*
Michael Kirton	17,569,821	(5)	34.3%
Lt. General Judith A. Fedder	--		*
All Directors and Officers as a Group (17 individuals)	25,900,848		50.6%

Green Equity Investors, CF, LP; Green Equity Investors Side CF, LP; LGP Associates CF, LLC	17,569,821	(5)	34.3%
George P. Bauer Revocable Trust, dated 7/20/1990 and Greg P. Bauer	3,392,344	(7)	6.6%

*Less than one percent.

(1)Unless otherwise noted, the business address of each of the following individuals is 255 Alhambra Circle, Suite 435, Coral Gables, Florida 33134.

(2)Represents 3,390,846 shares of our common stock held by Enarey, L.P. Nicolas Finazzo is the sole member and manager of Enarey, LLC, the sole general partner of Enarey, L.P. Accordingly, all of the shares held by Enarey, L.P. may be deemed to be beneficially held by Mr. Finazzo. Excludes 800,000 performance share units (“PSUs”) that will vest on December 22, 2023.

(3)Represents 3,137,483 shares of our common stock held by ThoughtValley LLP. Robert B. Nichols is the sole member and manager of ThoughtValley, LLC, the sole general partner of ThoughtValley LLP. Accordingly, all of the shares held by ThoughtValley LLP may be deemed to be beneficially held by Mr. Nichols. Excludes 500,000 PSUs that will vest on December 22, 2023.

(4)Represents (a) 1,368,385 shares of our common stock held by Monocle Partners, LLC and (b) 10,070 shares held individually by each of Eric J. Zahler, Sai S. Devabhaktuni, and Richard J. Townsend.  Each of Messrs. Zahler, Devabhaktuni and Townsend are managers of Monocle Partners, LLC.  Accordingly, all shares held by Monocle Partners, LLC may be deemed beneficially owned by Messrs. Zahler, Devabhaktuni and Townsend.  Each of Messrs. Zahler, Devabhaktuni and Townsend disclaims beneficial ownership of such securities.

(5)_Represents shares of our common stock held GEI Capital CF, LLC, Leonard Green , LGP Management, Inc., and Peridot Coinvest Manager LLC (collectively, the “Green Funds”).  Voting and investment power with respect to the shares held by the Green Funds is shared. Voting and investment power may also be deemed to be shared with certain affiliated entities and investors of such persons. Messrs. Seiffer and Kirton may be deemed to share voting and investment power with respect to such shares due to their positions or relationships with affiliates of the Green Funds, and each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Each of the foregoing entities’ and individuals’ address is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. Information included in this footnote is derived from a Schedule 13D/A filed on November 22, 20221.

(6)The address for Mr. Nolan is c/o Nolan Capital, Inc., 58 11th Street, Hermosa Beach, CA 90254.

(7)Represents shares of our common stock held by the George P. Bauer Revocable Trust, dated 7/20/1990 (the “Bauer Trust”).  George P. Bauer is the trustee and beneficiary of the Bauer Trust and has sole power to vote or direct the vote, and to dispose or direct the disposition, of 3,392,344 shares of our common stock owned by the Bauer Trust. The address for the Bauer Trust and George P. Bauer is 499 Silvermine Rd, New Canaan, CT 06840. Information included in this footnote is derived from a Schedule 13D/A filed on November 21, 2022.

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

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our finance department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our finance department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2020, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

AerLine Arrangements

The Company determined that AerLine Holdings, Inc. (“AerLine”) was a VIE that the Company was required to consolidate as it was deemed the primary and sole beneficiary. AerLine is beneficially owned by our Chairman, Chief Executive Officer and Division President, TechOps, Nicolas Finazzo and Vice Chairman and Division President, Asset Management Solutions, Robert B. Nichols. Effective August 31, 2018, AerLine sold the customer relationships of its operating company, XTRA Airways, in consideration for a 9.99% interest in the buyer (“Buyer”), at which point AerLine ceased to meet the consolidation criteria as a VIE under U.S. GAAP and ceased operations. In a separate transaction where the Buyer was acquired, the 9.99% interest held by AerLine in the Buyer rolled over to a larger holding company (“Investee”) in exchange for 3.85% of its membership interest. Messrs. Finazzo and Nichols each hold a 50% interest in AerLine.

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

There were no amounts due from AerLine as of December 31, 2022, and $5.9 million was due as of December, 31, 2020. The balance due from AerLine as of December 31, 2020, was presented in the Consolidated Balance Sheet as due from related party, of which $0.5 million is presented as a current asset, while $5.4 million was presented as a long- term asset.

Based on the deterioration of the Investee’s financial condition noted by the Company in the fourth quarter of 2021, the Company recognized an unrealized loss on the investment of $5.4 million during the three month period ended December 31, 2021. This loss is reflected on the Consolidated Statement of Operations in the unrealized loss on investment line.

Monocle Acquisition Corporation Relationships

Founder Shares

In September 2018, Cowen Investments II LLC (“Cowen”) and Monocle Partners, LLC (the “Sponsor” and, together with Cowen, the “Founders”) purchased 5,750,000 shares of Monocle (the “Founder Shares”) for an aggregate price of $25,000. The Sponsor and Cowen purchased 5,390,625 and 359,375 Founder Shares, respectively.

In November 2018, the Sponsor transferred to Monocle’s independent directors an aggregate of 45,000 Founder Shares for an aggregate purchase price of $195. On November 19, 2018, the Sponsor and Cowen forfeited to Monocle, for no consideration, 1,437,500 Founder Shares, of which the Sponsor forfeited 1,347,656 Founder Shares and Cowen forfeited 89,844 Founder Shares. As a result, the Founders now hold 4,312,500 Founder Shares, of which the Sponsor owns 3,997,969 Founder Shares and Cowen owns 269,531 Founder Shares.

Effective at the Closing, the Founders forfeited 3,470,312 Founder Shares and an aggregate of 700,000 Founder Shares vested.

Administrative Services Agreement Monocle entered into an agreement whereby, commencing on February 7, 2019 through the earlier of Monocle’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the year ended December 31, 2020, Monocle incurred $120,000 in fees for these services.

Director Independence

The Company’s Common Stock is listed on the Nasdaq Capital Market (“Nasdaq”) and the Company uses Nasdaq’s listing standards to determine director independence. Under Nasdaq’s listing standards and the Governance Guidelines, the Board must consist of a majority of independent directors, and the Audit, Governance, and Compensation Committees must consist solely of independent directors. Our Board of Directors has determined that Sai S. Devabhaktuni, General C. Robert Kehler, Michael Kirton, Peter Nolan, Jonathan Seiffer, Richard J. Townsend Eric J. Zahler and Lt. General Judith Fedder each qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that Messrs. Kirton and Seiffer are affiliated with one of our significant stockholders. Nicolas Finazzo and Robert B. Nichols are not independent. There are no family relationships among any of our directors or executive officers.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of Grant Thornton LLP (PCAOB ID No. 248, Miami, FL), our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2022	2021
Audit Fees	$912,252	$703,000
Audit-Related Fees	$0	$17,000
Tax Fees	$65,469	$153,430
All Other Fees	$0	$41,000
Total Fees	$977,721	$914,430

Audit Fees

Audit fees for the fiscal years ended December 31, 2022, and 2021 include fees for the audit of the Company’s consolidated financial statements, the review of interim financial statements included in the Company’s Quarterly Reports on Form 10-Q, registration statements, and statutory audits. Audit fees for the year ended December 31, 2021, also include fees in connection with SEC comment letter.

Audit-Related Fees

Audit-related fees for the fiscal year ended December 31, 2021, include fees related to the Company’s filing of various registration statements.

Tax Fees

Tax fees consist of fees related primarily to tax compliance matters, including international, federal and state tax return preparation, and consultations regarding tax matters.

All Other Fees

All other fees for the fiscal year ended December 31, 2021, include fees related to SEC reports filed upon completion of the business combination of Monocle and the Company and S-8 registration statements for the equity plan and the ESPP.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Grant Thornton LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”).  Unless a type of service to be provided by Grant Thornton LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee periodically reviews and pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Grant Thornton LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

ITEM 15          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” of the Original Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative	8-K	001-38801	2.1	12/9/2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative	10-Q	001-38801	2.1	08/4/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of AerSale Corporation, dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of AerSale Corporation, dated June 17, 2021.	8-K	001-38801	3.1	06/21/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
4.5	Description of the Registrant’s Securities	10-K	001-38801	4.4	3/15/2022
10.1	Letter Agreement, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.4	12/17/2020
10.2	Amended and Restated Founder Shares Agreement, dated September 8, 2020, by and among Monocle Partners, LLC, Cowen Investments II LLC, Monocle Acquisition Corp, Monocle Holdings Inc. and AerSale Corp.	8-K	001-38801	10.1	09/08/2020
10.3	Amendment No. 1 to the Second Amended and Restated Founder Shares Agreement, dated December 16, 2020, by and among Monocle Partners, LLC, Cowen Investments II LLC, Monocle Acquisition Corp, Monocle Holdings Inc. and AerSale Corp.	8-K	001-38801	10.2	12/17/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Amended and Restated Registration Rights Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation, Monocle Partners, LLC, Cowen Investments II LLC, C. Robert Kehler, Donald W. Manvel, John C. Pescatore, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.7	12/23/2020
10.5#	Executive Offer Letter between AerSale Inc. and Nicolas Finazzo	10-K	001-38801	10.10	03/16/2021
10.6#	Executive Offer Letter between AerSale Inc. and Robert B. Nichols	10-K	001-38801	10.11	03/16/2021
10.7#	Executive Offer Letter between AerSale Inc. and Martin Garmendia	10-K	001-38801	10.12	03/16/2021
10.8#	Executive Offer Letter between AerSale Inc. and Basil Barimo	10-K	001-38801	10.13	03/16/2021
10.9#	Executive Offer Letter between AerSale Inc. and Gary Jones	10-K	001-38801	10.14	03/16/2021
10.10#	Executive Offer Letter between AerSale Inc. and Iso Nezaj	10-K	001-38801	10.15	03/16/2021

Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11#	Executive Offer Letter between AerSale Inc. and Craig Wright	10-K	001-38801	10.16	03/16/2021
10.12#	Amended and Restated AerSale Corp. Stock Appreciation Rights Plan.	S-4/A	333-235766	10.8	02/14/2020
10.13#	AerSale Corporation Severance Plan.	S-4/A	333-235766	10.9	02/14/2020
10.14#	AerSale Corporation 2020 Equity Incentive Plan.	S-4/A	333-235766	10.1	10/14/2020
10.15#	Forms of award agreements under the AerSale Corporation 2020 Equity Incentive Plan	S-8	333-253424	99.2	02/24/2021
10.16#	AerSale Corporation 2020 Employee Stock Purchase Plan.	S-4/A	333-235766	10.11	10/14/2020
10.17	Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Aersale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.22	03/16/2021
10.18	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 8, 2020, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.23	03/16/2021
10.19	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 12, 2021, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent and lender, AerSale Ireland 1 Limited, as new borrower and AerSale Corporation and Monocle Parent LLC, as guarantors.	10-K	001-38801	10.24	03/16/2021
10.20#	AerSale Corporation Amended and Restated Non-Employee Director Policy	10-K	001-38801	10.25	08/09/2022
10.21#	Form of Restricted Stock Unit Grant Notice under the AerSale Corporation 2020 Equity Incentive Plan (Non-Employee Directors).	10-K	001-38801	10.26	08/09/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of Subsidiaries.	10-K	001-38801	21.1	03/07/2023
23.1	Consent of Grant Thornton LLP.	10-K	001-38801	23.1	03/07/2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38801	31.1	03/07/2023
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38801	31.2	03/07/2023
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**
31.4	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					**
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38801	32.1	03/07/2023
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38801	32.2	03/07/2023

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	001-38801	101.INS	03/07/2023
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	001-38801	101.SCH	03/07/2023
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-38801	101.CAL	03/07/2023
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-38801	101.DEF	03/07/2023
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-38801	101.LAB	03/07/2023
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-38801	101.PRE	03/07/2023
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed or furnished, as applicable, with the Original Form 10-K
#	Denotes a management contract or compensation plan or arrangement
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

2
AerSale Corporation

Date: March 22, 2023	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicolas Finazzo	Chairman, Chief Executive Officer, Division President, TechOps and Director	March 22, 2023
Nicolas Finazzo	(principal executive officer)

/s/ Robert B. Nichols	Vice Chairman, Division President,	March 22, 2023
Robert B. Nichols	Asset Management Solutions and Director

/s/ Martin Garmendia	Chief Financial Officer and Treasurer	March 22, 2023
Martin Garmendia	(principal financial and accounting officer)

/s/ Jonathan Seiffer	Director	March 22, 2023
Jonathan Seiffer

/s/ Eric J. Zahler	Director	March 22, 2023
Eric J. Zahler

/s/ Sai S. Devabhaktuni	Director	March 22, 2023
Sai S. Devabhaktuni

/s/ Richard J. Townsend	Director	March 22, 2023
Richard J. Townsend

/s/ General C. Robert Kehler	Director	March 22, 2023
General C. Robert Kehler

/s/ Peter Nolan	Director	March 22, 2023
Peter Nolan

/s/ Michael Kirton	Director	March 22, 2023
Michael Kirton

/s/ Lt. General Judith A. Fedder	Director	March 22, 2023
Lt. General Judith A. Fedder

4862-1291-7591.2