Form 10-Q
period 2023-03-31
AerSale Corp
filed 2023-05-09
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s common stock outstanding as of May 5, 2023 was 51,221,386.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may constitute forward-looking statements, and include, but are not limited to, statements about the anticipated or potential impact of COVID-19 and any other pandemics on our business; changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

	March 31,	December 31,
	2023	2022
	(Unaudited)

Current assets:
Cash and cash equivalents	$87,695	$147,188
Accounts receivable, net of allowance for credit losses of $1,074 as of March 31, 2023 and December 31, 2022	36,269	28,273
Inventory:
Aircraft, airframes, engines, and parts, net	146,408	117,488
Advance vendor payments	29,008	27,585
Deposits, prepaid expenses, and other current assets	27,040	13,022
Total current assets	326,420	333,556
Fixed assets:
Aircraft and engines held for lease, net	33,555	31,288
Property and equipment, net	13,481	12,638
Inventory:
Aircraft, airframes, engines, and parts, net	77,259	66,042
Operating lease right-of-use assets	30,952	31,624
Deferred income taxes	11,215	11,287
Deferred financing costs, net	432	544
Deferred customer incentives and other assets, net	560	628
Goodwill	19,860	19,860
Other intangible assets, net	23,587	24,112
Total assets	$537,321	$531,579

Current liabilities:
Accounts payable	$35,148	$21,131
Accrued expenses	5,373	8,843
Lessee and customer purchase deposits	9,100	17,085
Current operating lease liabilities	4,600	4,426
Deferred revenue	2,698	1,355
Total current liabilities	56,919	52,840

Long-term lease deposits	152	152
Long-term operating lease liabilities	27,539	28,283
Maintenance deposit payments and other liabilities	75	668
Warrant liability	4,990	4,656
Total liabilities	89,675	86,599
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 51,221,386 and 51,189,461 shares as of March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	308,802	306,141
Retained earnings	138,839	138,834
Total stockholders' equity	447,646	444,980
Total liabilities and stockholders’ equity	$537,321	$531,579

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Products	$45,495	$92,368
Leasing	5,622	8,201
Services	27,154	22,237
Total revenue	78,271	122,806
Cost of sales and operating expenses:
Cost of products	31,548	57,928
Cost of leasing	1,123	2,189
Cost of services	21,209	15,986
Total cost of sales	53,880	76,103
Gross profit	24,391	46,703
Selling, general, and administrative expenses	25,224	23,766
(Loss) income from operations	(833)	22,937
Other income (expenses):
Interest income (expense), net	1,047	(195)
Other income, net	233	365
Change in fair value of warrant liability	(334)	(1,234)
Total other income (expenses)	946	(1,064)
Income before income tax provision	113	21,873
Income tax expense	(108)	(4,647)
Net income	$5	$17,226

Earnings per share - basic	$0.00	$0.33
Earnings per share - diluted	$0.00	$0.32

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2023 and 2022

(in thousands, except share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2022	$5	51,189,461	$306,141	$138,834	$444,980
Share-based compensation	-	-	2,731	-	2,731
Shares issued under the 2020 Equity Incentive Plan	-	31,925	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(70)	-	(70)
Net income	-	-	-	5	5
Balance at March 31, 2023	$5	51,221,386	$308,802	$138,839	$447,646

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2021	$5	51,673,099	$313,901	$94,973	$408,879
Share-based compensation	-	—	3,755	-	3,755
Shares issued under the 2020 Employee Stock Purchase Plan	-	11,988	125	-	125
Shares issued under the 2020 Equity Incentive Plan	-	2,970	-	-	-
Net income	-	-	-	17,226	17,226
Balance at March 31, 2022	$5	51,688,057	$317,781	$112,199	$429,985

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$5	$17,226
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,469	2,865
Amortization of debt issuance costs	39	112
Amortization of operating lease assets	101	-
Inventory reserve	773	(50)
Provision for credit losses	-	(424)
Deferred income taxes	72	(775)
Change in fair value of warrant liability	334	1,234
Share-based compensation	2,731	3,755
Changes in operating assets and liabilities:
Accounts receivable	(7,996)	(5,527)
Inventory	(48,983)	28,174
Deposits, prepaid expenses, and other current assets	(14,019)	(484)
Deferred customer incentives and other assets	68	123
Advance vendor payments	(1,423)	(1,941)
Accounts payable	14,018	201
Income tax payable	-	4,975
Accrued expenses	(3,396)	(1,611)
Deferred revenue	1,343	(538)
Lessee and customer purchase deposits	(7,985)	(3,184)
Other liabilities	(593)	(1,083)
Net cash (used in) provided by operating activities	(62,442)	43,048
Cash flows from investing activities:
Proceeds from sale of assets	4,500	-
Purchase of property and equipment	(1,481)	(1,637)
Net cash provided by (used in) investing activities	3,019	(1,637)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(70)	-
Proceeds from the issuance of Employee Stock Purchase Plan shares	-	125
Net cash (used in) provided by financing activities	(70)	125

(Decrease) increase in cash and cash equivalents	(59,493)	41,536
Cash and cash equivalents, beginning of period	147,188	130,188
Cash and cash equivalents, end of period	$87,695	$171,724

Supplemental disclosure of cash activities
Income tax (refund) payment	(100)	277
Interest paid	141	141
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) aircraft and engine held for lease, net	3,573	(17,942)

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

NOTE A — DESCRIPTION OF THE BUSINESS

Organization

Monocle Acquisition Corporation (“Monocle”) was initially formed on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

On December 22, 2020, (the “Closing Date”), Monocle consummated the previously announced business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated September 8, 2020 (the “Merger Agreement”) by and among Monocle, AerSale Corporation (f/k/a Monocle Holdings Inc.), a Delaware corporation (the “Company”), AerSale Aviation, Inc. (f/k/a AerSale Corp.), a Delaware corporation (“AerSale Aviation”), Monocle Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), and Leonard Green & Partners, L.P., a Delaware limited partnership, solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the “Business Combination” and in connection therewith, Monocle merged with and into us, whereby we survived the merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Securities Exchange Act.

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

The Company’s corporate headquarter is based in Miami, Florida, with additional offices, hangars, and warehouses globally.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), wherein a more complete discussion of significant accounting policies and certain other information can be found.

Revenue Recognition

Products — Used Serviceable Material (“USM”) Sales

Revenues from sales of USM are measured based on consideration specified in a contract with a customer, and excludes any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. Title passes to the buyer when the goods are shipped, and the buyer is responsible for any loss in transit, and the Company has a legal right to payment for the spare parts once shipped. We generally sell our USM products under standard 30-day payment terms, subject to certain exceptions. Customers neither have the right to return products nor do they have the right to extended financing. The Company has determined that physical acceptance of the spare parts to be a formality in accordance with Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers (“ASC 606”).

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

Products — Whole Asset Sales

Revenues from whole asset sales are measured based on consideration specified in the contract with the customer. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, condition of the whole asset, bill of sale, and the assignment of rights and warranties from the Company to the customer. The Company has identified the transfer of the whole asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of whole assets) and is explicitly stated in each contract. Whole asset sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer is the date the customer obtains control over the asset and would cause the revenue recognition. Payment is required in full upon customers’ acceptance of the whole asset on the date of the transfer. As such, there is no impact on the timing and amounts of revenue recognized for whole asset sales related to the implementation of ASC 606.

Leasing Revenues

The Company leases aircraft and engines (“Flight Equipment”) under operating leases that contain monthly base rent and reports rental income straight line over the life of the lease as it is earned. Additionally, the Company’s leases provide for supplemental rent, which is calculated based on actual hours or cycles of utilization and, for certain components, based on the amount of time until maintenance of that component is required. In certain leases, the Company records supplemental rent paid by the lessees as maintenance deposit payments and other liabilities in recognition of the Company’s contractual commitment to reimburse qualifying maintenance. Reimbursements to the lessees upon receipt of evidence of qualifying maintenance work are charged against the existing maintenance deposit payments liabilities. In leases where the Company is responsible for performing certain repairs or replacement of aircraft components or engines, supplemental rent is recorded as revenue in the period earned. In the event of premature lease termination or lessee default on the lease terms, revenue recognition will be discontinued when outstanding balances are beyond the customers’ deposits held. Flight Equipment leases are billed in accordance with the lease agreement and invoices are due upon receipt.

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

For our performance obligations that are satisfied over time, we measure progress in a manner that depicts the performance of transferring control to the customer. As such, we utilize the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. We are required to make certain judgments and estimates, including estimated revenues and costs, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results. Under most of our maintenance, repair and overhaul (“MRO”) contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered, and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

Changes in estimates and assumptions related to our arrangements accounted for using the input method based on labor hours are recorded using the cumulative catchup method of accounting. These changes are primarily adjustments to the estimated profitability for our long-term programs where we provide MRO services.

We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our Condensed Consolidated Statements of Operations, and are not considered a performance obligation to our customers. Our reported revenue on our Condensed Consolidated Statements of Operations are net of any sales or related non income taxes.

New Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 (“ASU 2016-13”), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 became effective for the Company beginning January 1, 2023, and was adopted on a modified retrospective approach. This ASU has not and is currently not expected to have a material impact on our consolidated financial statements.

There have been no other recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the three months ended March 31, 2023 that are of significance or potential significance to us.

Payroll Support Programs

In connection with the financial assistance the Company received under the Payroll Support Program, it was required to comply with certain provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. The agreement also required the Company to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, the Company was subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, and limited the payment of certain employees’ compensation, which lapsed on April 1, 2023. If the Company does not comply with these provisions, it may be required to reimburse up to 100% of any previously received relief funds. As of March 31, 2023, we were in compliance with all applicable provisions of the CARES Act, Payroll Support Program and American Rescue Plan Act of 2021.

NOTE C — SIGNIFICANT RISKS AND UNCERTAINTIES

Impact of Ukraine Conflict and Russia Sanctions

In February of 2022, Russia invaded Ukraine and is still engaged in an active conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and terminated three leases with operators doing business in Russia, successfully recovering two aircraft with one engine still unrecovered. Due to continued uncertainty in the ability to recover this engine from Russia or to collect insurance coverage, we have fully impaired this asset. Although the current sanctions prohibit the continuation of certain business activities, the three leases referenced were contractually scheduled to expire in 2022 and therefore did not have a material impact on our business. While it is difficult to predict the short or long term implications of this conflict and sanctions on the global economy and the aviation industry, we intend to fully comply with all applicable sanctions and embargoes, and do not expect the current situation will have a material adverse effect on our results of operations.

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

Contract assets are as follows (in thousands):

	March 31, 2023	December 31, 2022	Change
Contract assets	$11,659	$7,277	$4,382

Contract assets are reported within deposits, prepaid expenses, and other current assets on our Condensed Consolidated Balance Sheets. Changes in contract assets primarily results from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our Condensed Consolidated Balance Sheets and amounted to $1.4 million as of December 31, 2022, of which $1.1 million was related to contract liabilities for services to be performed. For the three months ended March 31, 2023, the Company recognized as revenue $0.9 million of contract liabilities included in the beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$15,152	$2,416	$17,568
Whole asset sales	27,656	-	27,656
Engineered solutions	-	271	271
Total products	42,808	2,687	45,495
Leasing	5,622	-	5,622
Services	-	27,154	27,154
Total revenues	$48,430	$29,841	$78,271

	Three Months Ended March 31,
	2022
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$14,409	$819	$15,228
Whole asset sales	51,920	23,955	75,875
Engineered solutions	-	1,265	1,265
Total products	66,329	26,039	92,368
Leasing	8,201	-	8,201
Services	-	22,237	22,237
Total revenues	$74,530	$48,276	$122,806

NOTE E — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	March 31, 2023	December 31, 2022
Used serviceable materials	$68,792	$73,827
Work-in-process	20,202	16,659
Whole assets	134,673	93,044
	$223,667	183,530
Less short term	(146,408)	(117,488)
Long term	$77,259	$66,042

The Company did not record any additional inventory reserve for the three months ended March 31, 2023 and 2022, respectively. Additions to inventory reserves are included in cost of products in the accompanying Condensed Consolidated Statements of Operations.

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

Goodwill and other intangibles as of the below dates are (in thousands):

	March 31, 2023	December 31, 2022
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	March 31, 2023	December 31, 2022
Qwest:
Customer relationships	10	$5,896	$6,136
ALGS:
Customer relationships	10	45	50
ACS:
Customer relationships	10	1,190	1,243
ACT:
Customer relationships	10	6,126	6,353
Total intangible assets with definite lives		$13,257	$13,782

Total amortization expense amounted to $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. Accumulated amortization amounted to $7.7 million and $7.2 million as of March 31, 2023 and December 31, 2022, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE G — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	March 31, 2023	December 31, 2022
Tooling and equipment	7 - 15	$14,943	$14,649
Furniture and other equipment	5	10,771	10,090
Computer software	5	2,153	2,152
Leasehold improvements	3 - 6	8,171	7,390
Equipment under capital lease	5	192	192
		36,230	34,473
Less accumulated depreciation		(22,749)	(21,835)
		$13,481	$12,638

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $0.9 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE H — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for operating leases, net, as of the below dates consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Aircraft and engines held for operating leases	$78,705	$83,902
Less accumulated depreciation	(45,150)	(52,614)
	$33,555	$31,288

Total depreciation expense amounted to $1.1 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, and is included in cost of leasing in the Condensed Consolidated Statements of Operations.

The Company did not record any impairment of Flight Equipment for the three months ended March 31, 2023 and 2022, respectively.

Supplemental rents recognized as revenue totaled $3.1 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.

The Company’s current operating lease agreements for leased flight equipment expire over the next three years. The amounts in the following table are based upon the assumption that flight equipment under operating leases will remain leased for the length of time specified by the respective lease agreements. Minimum future annual lease rentals contracted to be received under existing operating leases of flight equipment were as follows (in thousands):

Year ending December 31:
2023	$4,372
2024	1,483
2025	143
Total minimum lease payments	$5,998

NOTE I — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and related benefits	$2,286	$6,040
Accrued legal fees	1,005	716
Commission fee accrual	208	251
Accrued federal, state and local taxes and fees	183	142
Other	1,691	1,694
	$5,373	$8,843

NOTE J – WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding as of March 31, 2023 and December 31, 2022. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. During 2022, a private warrant holder initiated a cashless exercise of 126,166 warrants for the purchase of shares of common stock at an exercise price of $11.50 per share (remaining term on exercised warrants at March 31, 2023 was 2.73 years) and we issued 47,867 shares of common stock based on the fair value at the date of exercise of $18.5306 per share. The remaining Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Condensed Consolidated Statements of Operations. The fair value of the Private Warrants is determined using the Black-Scholes option pricing model. The following table represents the assumptions used in determining the fair value of the Private Warrants as of March 31, 2023:

March 31, 2023
Risk-free interest rate	3.60%
Expected volatility of common stock	41.50%
Dividend yield	-
Expected option term in years	2.7

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

The expense recognized in the Company's Condensed Consolidated Statements of Operations related to the change in fair value of warrant liability was $0.3 million and $1.2 million during the three months ended March 31, 2023 and 2022, respectively.

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$5	$17,226

Weighted-average number of shares outstanding - basic	51,206,226	51,686,583
Additional shares from assumed stock-settled restricted stock units	1,745,293	1,818,745
Additional shares from assumed exercise of public warrants	-	481
Additional shares issued under the employee stock purchase plan	7,036	4,703
Weighted-average number of shares outstanding - diluted	52,958,555	53,510,512

Earnings per share – basic:	$0.00	$0.33
Earnings per share – diluted:	$0.00	$0.32

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed exercise of private warrants	220,428	188,913

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

The TechOps segment consists of aftermarket support and services businesses that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, cargo conversions of wide-body aircraft, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenue consists of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges for operators. In order to develop these products, the Company engages in research and development activities, which are expensed as incurred. The TechOps segment also engages in the repair and sale of USM inventory for which it has the overhaul capabilities and relationships to sell.

Gross profit is calculated by subtracting cost of sales from revenue. The assets and certain expenses related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around the differences in products and services. The segment reporting excludes the allocation of selling, general and administrative expenses, interest income (expense) and income tax expense.

Selected financial information for each segment for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Asset Management Solutions
Aircraft	$24,895	$14,983
Engine	23,535	59,547
	48,430	74,530
TechOps
MRO services	27,154	22,237
Product sales	2,687	2,084
Whole asset sales	—	23,955
	29,841	48,276
Total	$78,271	$122,806

	Three Months Ended March 31,
	2023	2022
Gross profit
Asset Management Solutions
Aircraft	$8,455	$5,365
Engine	9,604	26,010
	18,059	31,375
TechOps
MRO services	5,945	6,251
Product sales	387	1,204
Whole asset sales	—	7,873
	6,332	15,328
Total	$24,391	$46,703

	March 31, 2023	December 31, 2022
Total assets
Asset Management Solutions	$283,021	$233,034
Tech Ops	157,683	141,406
Corporate	96,617	157,139
	$537,321	$531,579

The following table reconciles segment gross profit to income before income tax provision for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Segment gross profit	$24,391	$46,703
Selling, general and administrative expenses	(25,224)	(23,766)
Interest income (expense), net	1,047	(195)
Other income, net	233	365
Change in fair value of warrant liability	(334)	(1,234)
Income before income tax provision	$113	$21,873

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three months ended March 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Asset Management Solutions	$1,821	$64
TechOps	3,758	7,005
Total intersegment revenues	$5,579	$7,069

NOTE M — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 51,221,386 and 51,189,461 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

Restricted stock unit activity under the 2020 Plan for the three months ended March 31, 2023 and 2022 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2022	1,374,383	$10.72	$2.88
Granted	22,410	16.06	0.76
Forfeited	-	-	-
Vested	(31,925)	15.11	-
Outstanding March 31, 2023	1,364,868	$10.71	$2.92

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2021	1,669,300	$10.10	$2.02
Granted	41,156	15.39	1.92
Forfeited	(3,370)	12.46	2.25
Issued	(2,970)	10.00	-
Outstanding March 31, 2022	1,704,116	$10.22	$2.02

The Company’s restricted stock units include 1,073,736 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets. Effective March 31, 2022, the performance-based awards granted in 2021 (the “2021 PSUs”) met the performance metric at the maximum level of 200% and will vest December 22, 2023. For the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense for the 2021 PSUs of $2.0 million and $3.5 million, respectively.

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

2020 Employee Stock Purchase Plan

The Company also maintains the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. No shares were issued during the three months ended March 31, 2023. The Company issued 11,988 shares pursuant to the ESPP during the three months ended March 31, 2022.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis together with the financial statements and related notes including Part II, Item 7 of AerSale’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the 2022 Form 10-K.

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

We focus on mid-life Flight Equipment and monetize them through our Asset Management Solutions segment. Asset Management Solutions’ activities include monetization of assets through the lease or sale of whole assets, or through disassembly activities in support of our USM-related activities. Our monetizing services have been developed to maximize returns on mid-life Flight Equipment throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at its retirement. We accomplish this by utilizing deep market and technical knowledge related to the management of Flight Equipment sales, leasing and MRO services. To extract value from the remaining flight time on whole assets, we provide flexible short-term (generally less than five years) leasing solutions of Flight Equipment to passenger and cargo operators across the globe. Once the value from the Flight Equipment’s flight time has been extracted, Flight Equipment is considered to be at or near the end of its useful life and is analyzed for return maximization as either whole asset sales or disassembled for sale as USM parts. Revenue from this segment is segregated between Aircraft and Engine depending on the asset type that generated the revenue. Lease revenue and the related depreciation from aircraft and engines installed on those aircraft is recognized under the Aircraft category. Revenue from sales of whole aircraft and related cost of sales are allocated between the Aircraft and Engine categories based on the allocated cost basis of the asset sold.

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

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note B of our condensed consolidated financial statements, included in this report, as well as in Item 8, Note B of the 2022 Form 10-K.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Sales and gross profit for AerSale’s two business segments for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Percent Change
Revenue
Asset Management Solutions
Aircraft	$24,895	$14,983	66.2%
Engines	23,535	59,547	(60.5)%
	48,430	74,530	(35.0)%
TechOps
MRO	27,154	22,237	22.1%
Product Sales	2,687	2,084	28.9%
Whole Asset Sale	-	23,955	(100.0)%
	29,841	48,276	(38.2)%

Total	$78,271	$122,806	(36.3)%

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$8,455	$5,365	57.6%
Engines	9,604	26,010	(63.1)%
	18,059	31,375	(42.4)%
TechOps
MRO	5,945	6,251	(4.9)%
Product Sales	387	1,204	(67.9)%
Whole Asset Sale	-	7,873	(100.0)%
	6,332	15,328	(58.7)%

Total	$24,391	$46,703	(47.8)%

Total revenue for the three months ended March 31, 2023 decreased $44.5 million or 36.3% compared to 2022, driven by a decrease of $26.1 million, or 35.0%, within Asset Management Solutions, and a decrease of $18.4 million, or 38.2%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased $26.1 million or 35.0%, to $48.4 million for the three months ended March 31, 2023, due to a $9.9 million, or 66.2%, increase in revenue from Aircraft; and a $36.0 million, or 60.5%, decrease in revenue from Engines. The increase in Aircraft revenue is primarily attributable to increased activity in the B757 and B737 product line as a result of higher Flight Equipment sales in the amount of $10.3 million; offset by lower leasing activity. The decrease in Engines revenue is due to lower Flight Equipment sales in the amount of $34.5 million primarily attributable to lower activity in the RB211 and PW4000 product lines, and lower CF6-80 and PW4000 leasing activity in the amount of $1.6 million.

Cost of sales in Asset Management Solutions decreased $12.8 million or 29.6%, to $30.4 million for the three months ended March 31, 2023, compared to the prior year period. The decrease in cost of sales was primarily driven by the sales decrease discussed above. Gross profit in the Asset Management Solutions segment decreased $13.3 million to $18.1 million, or 42.4%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The gross profit decrease is mainly attributable to lower revenue generated for the three months ended March 31, 2023, as noted above.

Aircraft gross profit margins decreased to 34.0% for the three months ended March 31, 2023, from 35.8% for the three months ended March 31, 2022 due to lower margin generated on USM sales. Engine gross profit margin was 40.8% for the three months ended March 31, 2023, a decrease from 43.7% for the three months ended March 31, 2022, which was primarily the result of slightly lower margins on Flight Equipment sales.

TechOps

Our revenue from TechOps decreased by $18.4 million or 38.2%, to $29.8 million for the three months ended March 31, 2023, compared to the prior year period. The decrease reflects the absence of Flight Equipment sales in the current year; offset by increased demand for heavy MRO services in our Goodyear, AZ facility.

Cost of sales in TechOps decreased $9.4 million or 28.6%, to $23.5 million for the three months ended March 31, 2023 compared to the prior year period, driven by the sales decrease discussed above. Gross profit in TechOps decreased $9.0 million, or 58.7% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The gross profit decrease is driven by the prior year sale of Flight Equipment, as noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million, or 6.1% to $25.2 million for the three months ended March 31, 2023, compared to the prior year period. The increase was mostly related to Company-wide cost of living payroll adjustments and additional headcount, offset by lower professional fees.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the three months ended March 31, 2023, we recorded a $0.3 million expense in change in fair value of warrant liability, compared to a $1.2 million expense in the prior year period.

Interest Income (Expense), Net

Interest income was $1.0 million for the three months ended March 31, 2023, compared to $0.2 million expense for the three months ended March 31, 2022 and was primarily related to higher interest income, offset by unused balance fees on our amended and restated revolving credit agreement (the “Revolving Credit Agreement”).

Income Taxes

The effective tax rate for the three months ended March 31, 2023 was 95.6% compared to 21.2% for the three months ended March 31, 2022. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2023 is primarily due to the non-deductible change in the fair value of the warrant liability. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2022 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction.

Financial Position, Liquidity and Capital Resources

As of March 31, 2023, we had $87.7 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. There were no borrowings during the three months ended March 31, 2023. We had no outstanding balance on the Company’s Revolving Credit Agreement as of March 31, 2023, and we had $103.7 million of availability thereunder. We used cash in operations of $62.4 million for the three months ended March 31, 2023, and generated cash from investing activities of $3.0 million for the three months ended March 31, 2023.

We believe our equity base, internally generated funds, and existing availability under our debt facility are sufficient to maintain our level of operations through March 31, 2024. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

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

Cash Flows— Three months ended March 31, 2023 compared to three months ended March 31, 2022

Cash Flows from Operating Activities

Net cash used in operating activities was $62.4 million for the three months ended March 31, 2023, compared to cash provided of $43.0 million for the same period in 2022. The decrease of $105.5 million was primarily due to lower net income in the current year, higher feedstock acquisitions and an increase in deposits for the acquisition of flight equipment.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2023, compared to cash used of $1.6 million in the same period for 2022. Cash provided by investing activities during the three months ended March 31, 2023 was driven by the sale of Flight Equipment. Cash used in investing activities during the three months ended March 31, 2022 was driven by the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2023, compared to cash provided of $0.1 million for the three months ended March 31, 2022. Cash used in financing activities during the three months ended March 31, 2023 related to payments of tax withholdings from equity awards. Cash provided by financing activities during the three months ended March 31, 2022 related to the proceeds from the issuance and the sale of shares under the AerSale Corporation 2020 Employee Stock Purchase Plan (“ESPP”).

Debt Obligations and Covenant Compliance

Our Revolving Credit Agreement provides commitments for a $150.0 million revolving credit facility and includes a $10.0 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans.” The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes. The Revolving Credit Agreement matures on March 12, 2024, subject to certain conditions.

Effective March 9, 2023, we amended our Revolving Credit Agreement to replace the benchmark rate from LIBOR to SOFR.

As of March 31, 2023, there was no outstanding balance under the Revolving Credit Agreement and we had $103.7 million of availability thereunder. We were in compliance with our debt covenants as of March 31, 2023.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of March 31, 2023. Refer to Note Q – Leases, within our Consolidated Financial Statements in our 2022 Form 10-K for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics, a subsidiary of Elbit Systems, valued at $33.1 million for the acquisition of technical equipment for manufacturing our AerAware product. The commitment is expected to be satisfied by the fourth quarter of 2024. The Company has a commitment for the purchase of cargo conversion kits to support its B757 freighter conversion program in the amount of $28.7 million. The commitment is expected to be satisfied during 2023.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2022 Form 10-K. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three months ended March 31, 2023, there were no material changes in our critical accounting policies and estimates.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement, which has variable interest rates tied to SOFR. As of March 31, 2023, we had no outstanding variable rate borrowings under our Revolving Credit Agreement. Therefore, a ten percent increase in the average interest rate affecting our variable rate debt outstanding as of March 31, 2023 would have no impact on our interest expense, financial position or results of operations.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three months ended March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of March 31, 2023.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

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

ITEM 1A    RISK FACTORS

There are no material changes in the information reported under Part I – Item 1A “Risk Factors” contained in the 2022 Form 10-K.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	12/9/2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	10-Q	001-38801	2.1	8/14/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated By laws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	May 9, 2023	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, Division President, TechOps and Director
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)