Form 10-Q
period 2023-06-30
AerSale Corp
filed 2023-08-09
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s common stock outstanding as of August 4, 2023 was 51,328,800.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

	June 30,	December 31,
	2023	2022
	(Unaudited)

Current assets:
Cash and cash equivalents	$34,644	$147,188
Accounts receivable, net of allowance for credit losses of $979 and $1,074 as of June 30, 2023 and December 31, 2022	31,888	28,273
Inventory:
Aircraft, airframes, engines, and parts, net	198,023	117,488
Advance vendor payments	35,688	27,585
Deposits, prepaid expenses, and other current assets	12,101	13,022
Total current assets	312,344	333,556
Fixed assets:
Aircraft and engines held for lease, net	25,545	31,288
Property and equipment, net	22,892	12,638
Inventory:
Aircraft, airframes, engines, and parts, net	102,664	66,042
Operating lease right-of-use assets	29,689	31,624
Deferred income taxes	13,016	11,287
Deferred financing costs, net	319	544
Deferred customer incentives and other assets, net	550	628
Goodwill	19,860	19,860
Other intangible assets, net	23,057	24,112
Total assets	$549,936	$531,579

Current liabilities:
Accounts payable	$26,088	$21,131
Accrued expenses	5,546	8,843
Lessee and customer purchase deposits	23,615	17,085
Current operating lease liabilities	4,586	4,426
Deferred revenue	3,074	1,355
Total current liabilities	62,909	52,840

Long-term debt	8,559	-
Long-term lease deposits	152	152
Long-term operating lease liabilities	26,387	28,283
Maintenance deposit payments and other liabilities	68	668
Warrant liability	3,597	4,656
Total liabilities	101,672	86,599
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 51,250,407 and 51,189,461 shares as of June 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	312,108	306,141
Retained earnings	136,151	138,834
Total stockholders' equity	448,264	444,980
Total liabilities and stockholders’ equity	$549,936	$531,579

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Products	$37,623	$108,622	$83,118	$200,990
Leasing	3,286	7,355	8,908	15,556
Services	28,417	23,631	55,571	45,868
Total revenue	69,326	139,608	147,597	262,414
Cost of sales and operating expenses:
Cost of products	26,931	63,019	58,479	120,947
Cost of leasing	1,079	2,531	2,202	4,720
Cost of services	21,176	19,078	42,385	35,064
Total cost of sales	49,186	84,628	103,066	160,731
Gross profit	20,140	54,980	44,531	101,683
Selling, general, and administrative expenses	27,097	23,503	52,321	47,269
(Loss) income from operations	(6,957)	31,477	(7,790)	54,414
Other income (expenses):
Interest income (expense), net	381	(183)	1,428	(378)
Other income, net	138	116	371	481
Change in fair value of warrant liability	1,393	1,382	1,059	148
Total other income	1,912	1,315	2,858	251
(Loss) income before income tax provision	(5,045)	32,792	(4,932)	54,665
Income tax benefit (expense)	2,357	(6,337)	2,249	(10,984)
Net (loss) income	$(2,688)	$26,455	$(2,683)	$43,681

(Loss) earnings per share:
Basic	$(0.05)	$0.51	$(0.05)	$0.85
Diluted	$(0.08)	$0.47	$(0.07)	$0.81
Weighted average shares outstanding:
Basic	51,227,484	51,691,076	51,217,990	51,688,837
Diluted	51,404,653	53,882,242	51,417,889	53,911,280

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and six months ended June 30, 2023 and 2022

(in thousands, except share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2022	$5	51,189,461	$306,141	$138,834	$444,980
Share-based compensation	-	-	2,731	-	2,731
Shares issued under the 2020 Equity Incentive Plan	-	31,925	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(70)	-	(70)
Net income	-	-	-	5	5
Balance at March 31, 2023	$5	51,221,386	$308,802	$138,839	$447,646
Share-based compensation	-	-	3,028	-	3,028
Shares issued under the 2020 Employee Stock Purchase Plan	-	21,551	278	-	278
Shares issued under the 2020 Equity Incentive Plan	-	7,470	-	-	-
Net (loss)	-	-	-	(2,688)	(2,688)
Balance at June 30, 2023	$5	51,250,407	$312,108	$136,151	$448,264

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2021	$5	51,673,099	$313,901	$94,973	$408,879
Share-based compensation	-	-	3,755	-	3,755
Shares issued under the 2020 Employee Stock Purchase Plan	-	11,988	125	-	125
Shares issued under the 2020 Equity Incentive Plan	-	2,970	-	-	-
Net income	-	-	-	17,226	17,226
Balance at March 31, 2022	$5	51,688,057	$317,781	$112,199	$429,985
Share-based compensation	-	-	3,917	-	3,917
Shares issued under the 2020 Employee Stock Purchase Plan	-	18,111	220	-	220
Net income	-	-	-	26,455	26,455
Balance at June 30, 2022	$5	51,706,168	$321,918	$138,654	$460,577

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,683)	$43,681
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,069	5,757
Amortization of debt issuance costs	225	225
Amortization of operating lease assets	198	-
Inventory reserve	709	1,810
Impairment of aircraft held for lease	-	857
Provision for credit losses	-	(419)
Deferred income taxes	(1,729)	(2,313)
Change in fair value of warrant liability	(1,059)	(148)
Share-based compensation	5,759	7,672
Changes in operating assets and liabilities:
Accounts receivable	(3,615)	(907)
Inventory	(134,278)	13,369
Deposits, prepaid expenses, and other current assets	921	(482)
Deferred customer incentives and other assets	78	111
Advance vendor payments	(8,103)	(6,707)
Accounts payable	4,957	2,213
Income tax payable	-	4,094
Accrued expenses	(3,296)	(1,609)
Deferred revenue	1,719	4,347
Lessee and customer purchase deposits	6,530	(28,825)
Other liabilities	(599)	(1,522)
Net cash (used in) provided by operating activities	(129,197)	41,204
Cash flows from investing activities:
Proceeds from sale of assets	12,700	35,707
Acquisition of aircraft and engines held for lease, including capitalized cost	-	(6,463)
Purchase of property and equipment	(4,814)	(3,741)
Net cash provided by investing activities	7,886	25,503
Cash flows from financing activities:
Proceeds from long-term debt	8,559	-
Taxes paid related to net share settlement of equity awards	(70)	-
Proceeds from the issuance of Employee Stock Purchase Plan shares	278	345
Net cash provided by financing activities	8,767	345

(Decrease) increase in cash and cash equivalents	(112,544)	67,052
Cash and cash equivalents, beginning of period	147,188	130,188
Cash and cash equivalents, end of period	$34,644	$197,240

Supplemental disclosure of cash activities
Income tax payments, net	1,276	9,572
Interest paid	286	426
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) aircraft and engine held for lease, net	3,711	(17,060)
Reclassification of customer purchase deposits to sale of assets	-	12,500

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

NOTE A — DESCRIPTION OF THE BUSINESS

Organization

Monocle Acquisition Corporation (“Monocle”) was initially formed on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

On December 22, 2020 (the “Closing Date”), Monocle consummated the previously announced business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated September 8, 2020 (the “Merger Agreement”), by and among Monocle, AerSale Corporation (f/k/a Monocle Holdings Inc.), a Delaware corporation (the “Company”), AerSale Aviation, Inc. (f/k/a AerSale Corp.), a Delaware corporation (“AerSale Aviation”), Monocle Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), and Leonard Green & Partners, L.P., a Delaware limited partnership, solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the “Business Combination” and in connection therewith, Monocle merged with and into us, whereby we survived the Merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Securities Exchange Act, as amended.

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

The Company’s corporate headquarters is based in Miami, Florida, with additional offices, hangars, and warehouses located globally.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permits reduced disclosures for interim periods. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), wherein a more complete discussion of significant accounting policies and certain other information can be found.

Revenue Recognition

Products — Used Serviceable Material (“USM”) Sales

Revenues from sales of USM are measured based on consideration specified in a contract with a customer, and excludes any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when we satisfy a performance obligation by transferring control over a product to a customer. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. Title passes to the buyer when the goods are shipped, and the buyer is responsible for any loss in transit and the Company has a legal right to payment for the spare parts once shipped. We generally sell our USM products under standard 30-day payment terms, subject to certain exceptions. Customers neither have the right to return products nor do they have the right to extended financing. The Company has determined that physical acceptance of the spare parts to be a formality in accordance with Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers (“ASC 606”).

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

We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our Condensed Consolidated Statements of Operations, and are not considered a performance obligation to our customers. Our reported revenue on our Condensed Consolidated Statements of Operations is net of any sales or related non income taxes.

New Accounting Pronouncements Adopted

There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the six months ended June 30, 2023 that are of significance or potential significance to us.

Payroll Support Programs

In connection with the financial assistance the Company received under the Payroll Support Program, the Company was required to comply with certain provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits and the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. The agreement also required the Company to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, the Company was subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, and limited the payment of certain employees’ compensation, which lapsed on April 1, 2023. If the Company does not comply with these provisions, it may be required to reimburse up to 100% of any previously received relief funds. As of June 30, 2023, we were in compliance with all applicable provisions of the CARES Act, Payroll Support Program and American Rescue Plan Act of 2021.

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

Contract assets are as follows (in thousands):

	June 30, 2023	December 31, 2022	Change
Contract assets	$4,268	$7,277	$(3,009)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our Condensed Consolidated Balance Sheets. Changes in contract assets primarily results from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our Condensed Consolidated Balance Sheets and amounted to $1.4 million as of December 31, 2022, of which $1.1 million was related to contract liabilities for services to be performed. For the three and six months ended June 30, 2023, the Company recognized as revenue $0.1 million and $1.0 million of contract liabilities included in the beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023			2023
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$16,442	$3,409	$19,851	$31,594	$5,825	$37,419
Whole asset sales	17,343	218	17,561	44,999	218	45,217
Engineered solutions	-	211	211	-	482	482
Total products	33,785	3,838	37,623	76,593	6,525	83,118
Leasing	3,286	-	3,286	8,908	-	8,908
Services	-	28,417	28,417	-	55,571	55,571
Total revenues	$37,071	$32,255	$69,326	$85,501	$62,096	$147,597

	Three Months Ended June 30,			Six Months Ended June 30,
	2022			2022
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$14,332	$935	$15,267	$28,741	$1,754	$30,495
Whole asset sales	92,854	(350)	92,504	144,774	23,605	168,379
Engineered solutions	-	851	851	-	2,116	2,116
Total products	107,186	1,436	108,622	173,515	27,475	200,990
Leasing	7,355	-	7,355	15,556	-	15,556
Services	-	23,631	23,631	-	45,868	45,868
Total revenues	$114,541	$25,067	$139,608	$189,071	$73,343	$262,414

NOTE E — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	June 30, 2023	December 31, 2022
Used serviceable materials	$71,257	$73,827
Work-in-process	21,489	16,659
Whole assets	207,941	93,044
	$300,687	183,530
Less short term	(198,023)	(117,488)
Long term	$102,664	$66,042

The Company recorded inventory scrap loss reserves of $0.2 million and $0.7 million for the three and six months ended June 30, 2023, respectively. Due to the Company’s evaluation of the inventory’s net realizable value, the Company recorded an inventory reserve of $1.8 million for the three and six months ended June 30, 2022. Additions to inventory reserves are included in cost of products in the accompanying Condensed Consolidated Statements of Operations.

NOTE F — INTANGIBLE ASSETS

In accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”), goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company reviews and evaluates our goodwill and indefinite life intangible assets for potential impairment at a minimum annually or more frequently if circumstances indicate that impairment is possible.

The Company determined the fair value of assets acquired and liabilities assumed using a variety of methods. An income approach based on discounted cash flows was used to determine the values of our trademarks, certifications, customer relationships and Federal Aviation Administration (“FAA”) certificates. The assumptions the Company used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our current business plan and require considerable management judgment.

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

Goodwill and other intangibles as of the below dates are (in thousands):

	June 30, 2023	December 31, 2022
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	June 30, 2023	December 31, 2022
Qwest:
Customer relationships	10	$5,653	$6,136
ALGS:
Customer relationships	10	40	50
ACS:
Customer relationships	10	1,138	1,243
ACT:
Customer relationships	10	5,896	6,353
Total intangible assets with definite lives		$12,727	$13,782

Total amortization expense amounted to $0.6 million for the three months ended June 30, 2023 and 2022. Total amortization expense amounted to $1.1 million for the six months ended June 30, 2023 and 2022. Accumulated amortization amounted to $8.3 million and $7.2 million as of June 30, 2023 and December 31, 2022, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE G — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	June 30, 2023	December 31, 2022
Tooling and equipment	7 - 15	$15,473	$14,649
Furniture and other equipment	5	11,570	10,090
Computer software	5	2,163	2,152
Leasehold improvements	3 - 10	10,138	7,390
Equipment under capital lease	5	192	192
Flight equipment held for R&D	2	8,459	-
		47,995	34,473
Less accumulated depreciation		(25,103)	(21,835)
		$22,892	$12,638

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $0.9 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.8 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE H — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for lease, net, as of the below dates consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Aircraft and engines held for lease	$59,001	$83,902
Less accumulated depreciation	(33,456)	(52,614)
	$25,545	$31,288

Total depreciation expense amounted to $1.1 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively. Total depreciation expense amounted to $2.2 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively, and is included in cost of leasing in the Condensed Consolidated Statements of Operations.

The Company did not record any impairment of Flight Equipment for the three and six months ended June 30, 2023. The Company recorded impairment of Flight Equipment in the amount of $0.9 million for the three and six months ended June 30, 2022, which is included in cost of leasing in the Condensed Consolidated Statements of Operations.

Supplemental rents recognized as revenue totaled $1.3 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively. Supplemental rents recognized as revenue totaled $4.5 million and $6.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

Year ending December 31:
Remainder of 2023	$3,182
2024	422
2025	16
Total minimum lease payments	$3,620

NOTE I — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and related benefits	$1,969	$6,040
Accrued legal fees	1,641	716
Commission fee accrual	191	251
Accrued federal, state and local taxes and fees	182	142
Other	1,563	1,694
	$5,546	$8,843

NOTE J – WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding as of June 30, 2023 and December 31, 2022. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. During 2022, a private warrant holder initiated a cashless exercise of 126,166 warrants for the purchase of shares of common stock at an exercise price of $11.50 per share (remaining term on exercised warrants at June 30, 2023 was 2.5 years) and we issued 47,867 shares of common stock based on the fair value at the date of exercise of $18.5306 per share. The remaining Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Condensed Consolidated Statements of Operations. The fair value of the Private Warrants is determined using the Black-Scholes option pricing model. The following table represents the assumptions used in determining the fair value of the Private Warrants as of June 30, 2023:

June 30, 2023
Risk-free interest rate	4.13%
Expected volatility of common stock	41.00%
Dividend yield	-
Expected option term in years	2.5

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

The warrant liability income recognized in the Company's Condensed Consolidated Statements of Operations related to the change in fair value of warrant liability was $1.4 million and $1.1 million during the three and six months ended June 30, 2023, respectively. The warrant liability income recognized in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of warrant liability was $1.4 million and $0.2 million during the three and six months ended June 30, 2022, respectively.

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022, respectively (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(2,688)	$26,455	$(2,683)	$43,681
Change in fair value of warrant liability	(1,393)	(1,382)	(1,059)	(148)
Net (loss) income for EPS - Diluted	$(4,081)	$25,073	$(3,742)	$43,533

Weighted-average number of shares outstanding - basic	51,227,484	51,691,076	51,217,990	51,688,837
Additional shares from assumed stock-settled restricted stock units	-	2,035,155	-	2,049,295
Additional shares from assumed exercise of warrants	177,169	156,011	199,899	173,148
Weighted-average number of shares outstanding - diluted	51,404,653	53,882,242	51,417,889	53,911,280

(Loss) earnings per share – basic:	$(0.05)	$0.51	$(0.05)	$0.85
(Loss) earnings per share – diluted:	$(0.08)	$0.47	$(0.07)	$0.81

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed stock-settled restricted stock units	1,788,589	-	1,782,032	-

NOTE L — BUSINESS SEGMENTS

Consistent with how our chief operating decision maker (Chairman and Chief Executive Officer) evaluates performance and utilizes gross profit as a profitability measure, the Company reports its activities in two business segments:

●	Asset Management Solutions — comprised of activities to extract value from strategic asset acquisitions through leasing, trading, or disassembling for product sales.
●	TechOps — comprised of MRO activities and product sales of internally developed engineered solutions and other serviceable products.

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

In order to develop these products, the Company engages in research and development (“R&D”) activities, which are expensed as incurred. The TechOps segment also engages in the repair and sale of USM inventory for which it has the overhaul capabilities and relationships to sell.

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

Selected financial information for each segment for the three months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Asset Management Solutions
Aircraft	$12,053	$56,857	$36,948	$71,840
Engine	25,018	57,684	48,553	117,231
	37,071	114,541	85,501	189,071
TechOps
MRO services	28,417	23,631	55,571	45,868
Product sales	3,620	1,786	6,307	3,870
Whole asset sales	218	(350)	218	23,605
	32,255	25,067	62,096	73,343
Total	$69,326	$139,608	$147,597	$262,414

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit
Asset Management Solutions
Aircraft	$1,760	$21,934	$10,215	$27,299
Engine	9,595	28,219	19,199	54,229
	11,355	50,153	29,414	81,528
TechOps
MRO services	7,241	4,554	13,186	10,805
Product sales	1,168	623	1,555	1,827
Whole asset sales	376	(350)	376	7,523
	8,785	4,827	15,117	20,155
Total	$20,140	$54,980	$44,531	$101,683

			June 30, 2023	December 31, 2022
Total assets
Asset Management Solutions			$348,619	$233,034
Tech Ops			157,894	141,406
Corporate			43,423	157,139
			$549,936	$531,579

The following table reconciles segment gross profit to (loss) income before income tax provision for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment gross profit	$20,140	$54,980	$44,531	$101,683
Selling, general and administrative expenses	(27,097)	(23,503)	(52,321)	(47,269)
Interest income (expense), net	381	(183)	1,428	(378)
Other income, net	138	116	371	481
Change in fair value of warrant liability	1,393	1,382	1,059	148
(Loss) income before income tax provision	$(5,045)	$32,792	$(4,932)	$54,665

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and six months ended June 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Asset Management Solutions	$164	$3,117	$1,074	$3,181
TechOps	6,432	5,598	10,190	12,603
Total intersegment revenues	$6,596	$8,715	$11,264	$15,784

NOTE M— FINANCING ARRANGEMENTS

$150.0 million Wells Fargo Senior Secured Revolving Credit Facility

On July 20, 2018, the Company and other subsidiary borrowers signatory thereto entered into a secured amended and restated revolving credit agreement (as amended, the “Revolving Credit Agreement”), which provides for a $150.0 million aggregate amount of revolver commitments subject to borrowing base limitations. Effective July 25, 2023, the Company amended the Revolving Credit Agreement to increase the maximum commitments thereunder to $180.0 million aggregate amount, expandable to $200.0 million, subject to borrowing base limitations, and to extend the maturity date to July 24, 2028.

As of June 30, 2023, there was no outstanding balance under the Revolving Credit Agreement and the Company was in compliance with the debt covenants under the Revolving Credit Agreement.

$10.0 million Synovus Property and Equipment Revolving Term Loan

On June 30, 2023, the Company entered into a Property and Equipment Revolving Term Loan (“Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Once the total advance commitment is reached or commencing on June 30, 2024, whichever comes first, this facility will become a term loan with a maturity date of June 30, 2027. This loan is collateralized by the property and equipment it finances and requires interest only payment until converted to a term loan, at which point, principal and interest payments will be required.

The Equipment Loan bears interest at a rate per annum equal to one-month Secured Overnight Financing Rate (“SOFR”) + 3.50%, which will be adjusted monthly. The effective rate on this facility as of June 30, 2023 was 8.60%.

The Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of June 30, 2023.

During the six months ended June 30, 2023 the Company borrowed $8.6 million under this facility, which remained outstanding as of June 30, 2023.

There was no interest expense on the Equipment Loan for the three and six months ended June 30, 2023.

The schedule of payments on the Equipment Loan as of June 30, 2023 is as follows (in thousand):

Year ending December 31:
2023	$-
2024	1,278
2025	2,727
2026	2,971
2027	1,583
Total payments	$8,559

NOTE N — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 51,250,407 and 51,189,461 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has registered 4,200,000 shares of common stock issuable under the 2020 Plan. On June 9, 2023, the Company’s stockholders approved the First Amendment to the 2020 Plan, which increased the number of shares of common stock reserved and available for grant under the 2020 Plan by 2,000,000 shares. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Company's Compensation Committee. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; interpret and administer the 2020 Plan and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the six months ended June 30, 2023 and 2022 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2022	1,374,383	$10.72	$2.88
Granted	359,993	15.00	2.55
Forfeited	(15,699)	15.24	2.20
Vested	(134,641)	14.43	-
Outstanding June 30, 2023	1,584,036	$11.34	$3.06

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2021	1,669,300	$10.10	$2.02
Granted	252,051	14.73	2.76
Forfeited	(3,370)	12.46	2.00
Vested	(3,000)	10.00	-
Outstanding June 30, 2022	1,914,981	$10.70	$2.12

The Company’s restricted stock units include 1,073,736 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets.  Effective March 31, 2022, the performance-based awards granted in 2021 (the “2021 PSUs”) met the performance metric at the maximum level of 200% with one-third vested on December 22, 2022 and two-thirds vesting on December 22, 2023. For the three and six months ended June 30, 2023, the Company recognized share-based compensation expense for the 2021 PSUs of $2.0 million and $4.0 million, respectively, given the achievement of the 200% performance milestone. For the three and six months ended June 30, 2022, the Company recognized share-based compensation expense for the 2021 PSUs of $3.5 million and $7.0 million, respectively.

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

2020 Employee Stock Purchase Plan

The Company also maintains the Aersale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. During the six-months ended June 30, 2023 and 2022, the Company issued 21,551 and 30,099 shares, respectively, pursuant to the ESPP.

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

In addition to our aircraft and USM parts offerings, we develop Engineered Solutions consisting of Supplemental Type Certificates (“STCs”) that can be installed on existing Flight Equipment to improve performance, comply with regulatory requirements, or improve safety. An example of these solutions is the AerSafe® product line, which we designed and obtained Federal Aviation Administration (“FAA”) approval to sell as a solution for compliance with the FAA’s fuel tank flammability regulations. These products are proprietary in nature and function as non-OEM solutions to regulatory requirements and other technical challenges, often at reduced delivery time and cost for operators. In order to develop these products, we engage in research and development (“R&D”) activities that are expensed as incurred.

Recent Accounting Pronouncements

The most recently adopted and to be adopted accounting pronouncements are described in Note B of our condensed consolidated financial statements included in this Quarterly Report, as well as in Item 8, Note B of our consolidated financial statements included in the 2022 Form 10-K.

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Sales and gross profit for AerSale’s two business segments for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	Percent Change
Revenue
Asset Management Solutions
Aircraft	$12,053	$56,857	(78.8)%
Engines	25,018	57,684	(56.6)%
	37,071	114,541	(67.6)%
TechOps
MRO	28,417	23,631	20.3%
Product Sales	3,620	1,786	102.7%
Whole Asset Sale	218	(350)	(162.3)%
	32,255	25,067	28.7%

Total	$69,326	$139,608	(50.3)%

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$1,760	$21,934	(92.0)%
Engines	9,595	28,219	(66.0)%
	11,355	50,153	(77.4)%
TechOps
MRO	7,241	4,554	59.0%
Product Sales	1,168	623	87.5%
Whole Asset Sale	376	(350)	(207.4)%
	8,785	4,827	82.0%

Total	$20,140	$54,980	(63.4)%

Total revenue for the three months ended June 30, 2023 decreased $70.3 million or 50.3% compared to the three months ended June 30, 2022, driven by a decrease of $77.5 million, or 67.6%, in revenues within Asset Management Solutions, partially offset by an increase of $7.2 million, or 28.7%, in revenues within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased $77.5 million or 67.6%, to $37.1 million for the three months ended June 30, 2023, due to a $44.8 million, or 78.8%, decrease in revenue from Aircraft; and a $32.7 million, or 56.6%, decrease in revenue from Engines. The decrease in Aircraft revenue is primarily attributable to decreased activity in the B747 and B757 product lines as a result of lower Flight Equipment sales in the amount of $43.9 million due to softer demand in the freighter market; as well as lower leasing activity totaling $2.0 million, partially offset by higher USM activity. The decrease in Engines revenue is primarily attributable to lower activity in the RB211 and CF6-80 product lines due to lower Flight Equipment sales in the amount of $31.6 million, and lower CF6-80 and PW4000 leasing activity in the amount of $2.1 million, partially offset by higher USM activity.

Cost of sales in Asset Management Solutions decreased $38.7 million or 60.1%, to $25.7 million for the three months ended June 30, 2023, compared to the prior year period. The decrease in cost of sales was primarily driven by the sales decrease discussed above. Gross profit in the Asset Management Solutions segment decreased $38.8 million to $11.4 million, or 77.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The gross profit decrease is mainly attributable to lower revenue generated for the three months ended June 30, 2023, as noted above.

Aircraft gross profit margins decreased to 14.6% for the three months ended June 30, 2023, from 38.6% for the three months ended June 30, 2022 due to lower margin contribution from Flight Equipment sales. Engine gross profit margin was 38.4% for the three months ended June 30, 2023, a decrease from 48.9% for the three months ended June 30, 2022, which was primarily the result of slightly lower margins on Flight Equipment sales.

TechOps

Our revenue from TechOps increased by $7.2 million or 28.7%, to $32.3 million for the three months ended June 30, 2023, compared to the prior year period. The increase was largely driven by component repair activities, along with increased demand for heavy MRO services.

Cost of sales in TechOps increased $3.2 million or 16.0%, to $23.5 million for the three months ended June 30, 2023 compared to the prior year period. This was driven by higher cost of sales from component repair activities and heavy MRO services. Gross profit in TechOps increased $4.0 million, or 82.0% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by higher gross profit of $2.6 million on MRO services. Gross profit margin increased to 27.2% for the three months ended June 30, 2023 compared to 19.3% for the three months ended June 30, 2022, and was largely attributable to higher margin on MRO services of 25.5% for the three months ended June 30, 2023 compared to 19.3% during the three months ended June 30, 2022, driven by higher margin maintenance work at our Goodyear, Arizona facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.6 million, or 15.3%, to $27.1 million for the three months ended June 30, 2023, compared to the prior year period. The increase was mostly related to higher payroll, facility and legal costs incurred in the normal course of business.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the three months ended June 30, 2023, we recorded a $1.4 million change in fair value of warrant liability income, same as in the prior year period.

Interest Income (Expense), Net

Interest income, net was $0.4 million for the three months ended June 30, 2023, compared to $0.2 million interest expense, net for the three months ended June 30, 2022. This was primarily related to higher interest income, partially offset by unused balance fees on our second amended and restated revolving credit agreement (as amended, the “Revolving Credit Agreement”).

Income Taxes

The effective tax rate for the three months ended June 30, 2023 was 46.7% compared to 19.3% for the three months ended June 30, 2022. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended June 30, 2023 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction and R&D credits. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended June 30, 2022 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Sales and gross profit for AerSale’s two business segments for the three months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Percent Change
Revenue
Asset Management Solutions
Aircraft	$36,948	$71,840	(48.6)%
Engines	48,553	117,231	(58.6)%
	85,501	189,071	(54.8)%
TechOps
MRO	55,571	45,868	21.2%
Product Sales	6,307	3,870	63.0%
Whole Asset Sale	218	23,605	(99.1)%
	62,096	73,343	(15.3)%

Total	$147,597	$262,414	(43.8)%

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$10,215	$27,299	(62.6)%
Engines	19,199	54,229	(64.6)%
	29,414	81,528	(63.9)%
TechOps
MRO	13,186	10,805	22.0%
Product Sales	1,555	1,827	(14.9)%
Whole Asset Sale	376	7,523	(95.0)%
	15,117	20,155	(25.0)%

Total	$44,531	$101,683	(56.2)%

Total revenue for the six-months ended June 30, 2023 decreased $114.8 million or 43.8% compared to the six months ended June 30, 2022, driven by a decrease of $103.6 million, or 54.8%, in revenues within Asset Management Solutions and a decrease of $11.2 million, or 15.3%, in revenues within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased $103.6 million or 54.8%, to $85.5 million for the six months ended June 30, 2023, due to a $68.7 million, or 58.6%, decrease in revenue from Engines; and a $34.9 million, or 48.6%, decrease in revenue from Aircraft. The decrease in Engines revenue is primarily attributable to decreased activity in the RB211 and CF6-80 product line as a result of lower Flight Equipment sales in the amount of $66.2 million, and lower leasing revenue in the CF6-80 product line totaling $3.7 million, partially offset by higher USM sales. The decrease in Aircraft revenue is primarily attributable to decreased activity in the B747 and B757 product line due to lower Flight Equipment sales in the amount of $33.6 million due to softer demand in the freighter market, and lower leasing revenue of $3.0 million, partially offset by higher USM sales activity.

Cost of sales in Asset Management Solutions decreased $51.5 million, or 47.8%, to $56.1 million for the six months ended June 30, 2023, compared to the prior year period. The decrease in cost of sales was primarily driven by the sales decrease discussed above. Gross profit in the Asset Management Solutions segment decreased $52.1 million to $29.4 million, or 63.9%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The gross profit decrease is mainly attributable to lower revenue generated for the six months ended June 30, 2023, as noted above.

Aircraft gross profit margins decreased to 27.6% for the six months ended June 30, 2023, from 38.0% for the six months ended June 30, 2022, due to lower margin on Flight Equipment sales and USM sales. Engine gross profit margin was 39.5% for the six months ended June 30, 2023, a decrease from 46.3% for the six months ended June 30, 2022, which was primarily the result of lower margins on Flight Equipment sales, partly offset by higher margins on USM sales and leasing activity.

TechOps

Our revenue from TechOps decreased by $11.2 million, or 15.3%, to $62.1 million for the six months ended June 30, 2023, compared to the prior year period. The decrease was primarily driven by the sale of Flight Equipment during 2022, which was purchased and controlled by the TechOps segment prior to its ultimate sale, along with improved component repair activities and heavy MRO services.

Cost of sales in TechOps decreased $6.2 million, or 11.7%, to $47.0 million for the six months ended June 30, 2023, compared to the prior year period, driven by costs generated from the sale of Flight Equipment of $16.0 million during the six months ended June 30, 2022, partially offset by cost associated with revenue fluctuations noted above. Gross profit in TechOps decreased $5.0 million, or 25.0%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, driven by the profit generated from the sale of Flight Equipment of $7.5 million, partially offset by higher gross profit of $2.4 million on MRO services. Gross profit margin decreased to 24.3% for the six months ended June 30, 2023 compared to 27.5% for the six months ended June 30, 2022, and was largely attributable to the margin generated from the sale of Flight Equipment of 31.9% for the six months ended June 30, 2022, partially offset by improved margins on MRO services of 23.7% for the six months ended June 30, 2023, compared to 23.6% during the six months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.0 million, or 10.7%, to $52.3 million for the six months ended June 30, 2023, compared to the prior year period. The increase was mostly related to Company-wide cost of living adjustments, additional headcount, along with higher facility and legal costs incurred in the normal course of business.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the six months ended June 30, 2023, we recorded a $1.1 million change in fair value of the warrant liability income, compared to a $0.1 million income in the prior year period.

Interest Income (Expense), Net

Interest income, net for the six months ended June 30, 2023 was $1.4 million and was primarily related to interest earned on cash deposits. Interest expense, net for the six months ended June 30, 2022 was $0.4 million, and was primarily related to unused balance fees on the Revolving Credit Agreement.

Income Taxes

The effective tax rate for the six months ended June 30, 2023 was 45.6% compared to 20.1% for the six months ended June 30, 2022. The difference between the effective tax rate and the statutory tax rate of 21% for the six months ended June 30, 2023 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction and R&D credits. The difference between the effective tax rate and the statutory tax rate of 21% for the six months ended June 30, 2022 is primarily due to the impact of state income taxes and non-deductible changes in the fair value of the warrant liability.

Financial Position, Liquidity and Capital Resources

As of June 30, 2023, we had $34.6 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had no outstanding balance under the  Revolving Credit Agreement as of June 30, 2023, and we had $99.6 million of availability thereunder. We used cash in operations of $129.2 million for the six months ended June 30, 2023, mostly for feedstock acquisitions, and generated cash from investing activities of $7.9 million for the six months ended June 30, 2023.

During the six months ended June 30, 2023, we entered into a new revolving term loan collateralized by our property and equipment (“Equipment Loan”), and borrowed $8.6 million, which remained outstanding as of June 30, 2023.

We believe our equity base, internally generated funds, and existing availability under our debt facilities are sufficient to maintain our level of operations through June 30, 2024. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

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

Cash Flows— Six months ended June 30, 2023 compared to six months ended June 30, 2022

Cash Flows from Operating Activities

Net cash used in operating activities was $129.2 million for the six months ended June 30, 2023, compared to cash provided of $41.2 million for the same period in 2022. The decrease of $170.4 million was primarily due to feedstock acquisitions, lower results from operations, partially offset by the timing of purchase deposits.

Cash Flows from Investing Activities

Net cash provided by investing activities was $7.9 million for the six months ended June 30, 2023, compared to cash provided of $25.5 million in the same period for 2022. Cash provided by investing activities during the six months ended June 30, 2023 and 2022 was driven by sales of Flight Equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8.8 million for the six months ended June 30, 2023, compared to cash provided of $0.3 million in the same period for 2022. Cash provided by financing activities during the six months ended June 30, 2023 was primarily related to the proceeds from our new property and equipment revolving term loan, as more fully described below. Cash provided by financing activities during the six months ended June 30, 2022 is the result of proceeds from the issuance and the sale of shares of common stock under the AerSale Corporation 2020 Employee Stock Purchase Plan.

Debt Obligations and Covenant Compliance

Wells Fargo Senior Secured Revolving Credit Facility

Effective July 25, 2023, we amended our Revolving Credit Agreement to increase our maximum commitments under the Revolving Credit Agreement to $180.0 million aggregate amount, subject to borrowing base limitations, and to extend the maturity date to July 24, 2028, subject to certain conditions.

Prior to the amendment, our Revolving Credit Agreement was scheduled to mature on March 12, 2024, and provided commitments for a $150.0 million revolving credit facility, including a $10.0 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans”, which has been retained.

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

As of June 30, 2023, there was no outstanding balance under the Revolving Credit Agreement and we had $99.6 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of June 30, 2023.

Synovus Equipment Loan

On June 30, 2023, the Company entered into a property and equipment revolving term loan (the “Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Once the total advance commitment is reached or commencing on June 30, 2024, whichever comes first, this facility will become a term loan with a maturity date of June 30, 2027. This loan is collateralized by the property and equipment it finances and requires interest only payment until converted to a term loan, at which point, principal and interest payments will be required.

During the six months ended June 30, 2023, the Company borrowed $8.6 million under this facility, which remained outstanding as of June 30, 2023.

We were in compliance with our debt covenants for the Equipment Loan as of June 30, 2023.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of June 30, 2023. Refer to Note Q – Leases  within our Consolidated Financial Statements in our 2022 Form 10-K for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics, a subsidiary of Elbit Systems, valued at $33.1 million for the acquisition of technical equipment for manufacturing our AerAware product. The commitment is expected to be satisfied by the fourth quarter of 2024. The Company has a commitment for the purchase of cargo conversion kits to support its B757 freighter conversion program in the amount of $17.9 million. The commitment is expected to be satisfied during 2023 and 2024.

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

During the six months ended June 30, 2023, there were no material changes in our critical accounting estimates and policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under the Revolving Credit Agreement, and the Equipment Loan, which have variable interest rates tied to SOFR. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of June 30, 2023 would not have had a material impact on our interest expense, financial position or continuing operations as of and for the three and six months ended June 30, 2023.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three and six months ended June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of June 30, 2023.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

The Company could be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named defendants, and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of exiting insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigations, if any, in which the Company is involved will materially affect the Company’s consolidated financial condition or results of operations.

ITEM 1A    RISK FACTORS

There are no material changes in the information reported under Part I – Item 1A “Risk Factors” contained in the 2022 Form 10-K.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

During the three months ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	12/9/2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation,	10-Q	001-38801	2.1	8/14/2020

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

	Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated By laws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.22	AerSale Corporation Second Amended and Restated Non-Employee Director Policy					*
10.23

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 9, 2023, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent and lender

*
10.24	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of July 25, 2023, by and among the Company, the lenders and other parties from time to time party thereto, Synovus Bank, as documentation agent, and Wells Fargo Bank, National Administration, as administrative agent and collateral agent.	8-K	001-38801	1.1	08/01/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	August 8, 2023	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, Division President, TechOps and Director
(Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)