Form 10-Q
period 2023-09-30
AerSale Corp
filed 2023-11-08
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s common stock outstanding as of November 6, 2023 was 51,328,800.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may constitute forward-looking statements, and include, but are not limited to, changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

	September 30,	December 31,
	2023	2022
	(Unaudited)

Current assets:
Cash and cash equivalents	$3,154	$147,188
Accounts receivable, net of allowance for credit losses of $979 and $1,074 as of September 30, 2023 and December 31, 2022	29,721	28,273
Income tax receivable	1,313	-
Inventory:
Aircraft, airframes, engines, and parts, net	200,807	117,488
Advance vendor payments	35,798	27,585
Deposits, prepaid expenses, and other current assets	15,335	13,022
Total current assets	286,128	333,556
Fixed assets:
Aircraft and engines held for lease, net	30,096	31,288
Property and equipment, net	25,092	12,638
Inventory:
Aircraft, airframes, engines, and parts, net	126,018	66,042
Operating lease right-of-use assets	28,445	31,624
Deferred income taxes	13,618	11,287
Deferred financing costs, net	1,589	544
Deferred customer incentives and other assets, net	535	628
Goodwill	19,860	19,860
Other intangible assets, net	22,521	24,112
Total assets	$553,902	$531,579

Current liabilities:
Accounts payable	$38,954	$21,131
Accrued expenses	3,919	8,843
Lessee and customer purchase deposits	6,444	17,085
Current operating lease liabilities	4,578	4,426
Current portion of long-term debt	632	-
Deferred revenue	2,393	1,355
Total current liabilities	56,920	52,840

Revolving credit facility	8,600	-
Long-term debt	7,927	-
Long-term lease deposits	152	152
Long-term operating lease liabilities	25,238	28,283
Maintenance deposit payments and other liabilities	151	668
Warrant liability	3,652	4,656
Total liabilities	102,640	86,599
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 51,328,800 and 51,189,461 shares as of September 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	315,254	306,141
Retained earnings	136,003	138,834
Total stockholders' equity	451,262	444,980
Total liabilities and stockholders’ equity	$553,902	$531,579

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Products	$66,842	$16,823	$149,960	$217,813
Leasing	2,488	7,786	11,396	23,342
Services	23,154	26,390	78,725	72,258
Total revenue	92,484	50,999	240,081	313,413
Cost of sales and operating expenses:
Cost of products	48,697	12,755	107,176	133,702
Cost of leasing	1,051	1,818	3,253	6,538
Cost of services	19,262	20,937	61,647	56,001
Total cost of sales	69,010	35,510	172,076	196,241
Gross profit	23,474	15,489	68,005	117,172
Selling, general, and administrative expenses	25,403	23,983	77,724	71,252
(Loss) income from operations	(1,929)	(8,494)	(9,719)	45,920
Other income (expenses):
Interest (expense) income, net	(250)	393	1,178	15
Other income, net	127	45	498	526
Change in fair value of warrant liability	(55)	(2,029)	1,004	(1,881)
Total other (expenses) income	(178)	(1,591)	2,680	(1,340)
(Loss) income before income tax provision	(2,107)	(10,085)	(7,039)	44,580
Income tax benefit (expense)	1,959	1,072	4,208	(9,912)
Net (loss) income	$(148)	$(9,013)	$(2,831)	$34,668

(Loss) earnings per share:
Basic	$-	$(0.17)	$(0.06)	$0.67
Diluted	$-	$(0.17)	$(0.07)	$0.64
Weighted average shares outstanding:
Basic	51,321,026	51,745,354	51,252,581	51,707,809
Diluted	51,321,026	51,745,354	51,430,205	54,036,402

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2023 and 2022

(in thousands, except share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2022	$5	51,189,461	$306,141	$138,834	$444,980
Share-based compensation	-	-	2,731	-	2,731
Shares issued under the 2020 Equity Incentive Plan	-	31,925	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(70)	-	(70)
Net income	-	-	-	5	5
Balance at March 31, 2023	$5	51,221,386	$308,802	$138,839	$447,646
Share-based compensation	-	-	3,028	-	3,028
Shares issued under the 2020 Employee Stock Purchase Plan	-	21,551	278	-	278
Shares issued under the 2020 Equity Incentive Plan	-	7,470	-	-	-
Net (loss)	-	-	-	(2,688)	(2,688)
Balance at June 30, 2023	$5	51,250,407	$312,108	$136,151	$448,264
Share-based compensation	-	-	3,180	-	3,180
Shares issued under the 2020 Equity Incentive Plan	-	78,393	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(34)	-	(34)
Net (loss)	-	-	-	(148)	(148)
Balance at September 30, 2023	$5	51,328,800	$315,254	$136,003	$451,262

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2021	$5	51,673,099	$313,901	$94,973	$408,879
Share-based compensation	-	-	3,755	-	3,755
Shares issued under the 2020 Employee Stock Purchase Plan	-	11,988	125	-	125
Shares issued under the 2020 Equity Incentive Plan	-	2,970	-	-	-
Net income	-	-	-	17,226	17,226
Balance at March 31, 2022	$5	51,688,057	$317,781	$112,199	$429,985
Share-based compensation	-	-	3,917	-	3,917
Shares issued under the 2020 Employee Stock Purchase Plan	-	18,111	220	-	220
Net income	-	-	-	26,455	26,455
Balance at June 30, 2022	$5	51,706,168	$321,918	$138,654	$460,577
Share-based compensation	-	-	4,357	-	4,357
Restricted Stock Units ("RSUs") vested and settled	-	20,630	-	-	-
Shares issued upon exercise of warrants	-	47,867	-	-	-
Net (loss)	-	-	-	(9,013)	(9,013)
Balance at September 30, 2022	$5	51,774,665	$326,275	$129,641	$455,921

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,831)	$34,668
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	7,585	8,589
Amortization of debt issuance costs	316	340
Amortization of operating lease assets	286	-
Inventory reserve	1,255	2,010
Impairment of aircraft held for lease	-	857
Provision for credit losses	-	(379)
Deferred income taxes	(2,331)	(2,655)
Change in fair value of warrant liability	(1,004)	1,881
Share-based compensation	8,939	12,029
Changes in operating assets and liabilities:
Deferred financing costs	(1,361)	-
Accounts receivable	(1,447)	3,730
Income tax receivable	(1,313)	-
Inventory	(168,313)	(26,441)
Deposits, prepaid expenses, and other current assets	(2,313)	(747)
Deferred customer incentives and other assets	93	661
Advance vendor payments	(8,212)	(10,097)
Accounts payable	17,824	2,082
Income tax payable	-	(2,205)
Accrued expenses	(5,015)	(594)
Deferred revenue	1,038	664
Lessee and customer purchase deposits	(10,641)	(24,996)
Other liabilities	(606)	(1,779)
Net cash (used in) operating activities	(168,051)	(2,382)
Cash flows from investing activities:
Proceeds from sale of assets	14,450	37,107
Acquisition of aircraft and engines held for lease, including capitalized cost	-	(6,945)
Purchase of property and equipment	(7,766)	(6,935)
Net cash provided by investing activities	6,684	23,227
Cash flows from financing activities:
Proceeds from long-term debt	8,559	-
Proceeds from Revolving Credit Facility	26,100	-
Repayments of Revolving Credit Facility	(17,500)	-
Taxes paid related to net share settlement of equity awards	(104)	-
Proceeds from the issuance of Employee Stock Purchase Plan shares	278	345
Net cash provided by financing activities	17,333	345

(Decrease) increase in cash and cash equivalents	(144,034)	21,190
Cash and cash equivalents, beginning of period	147,188	130,188
Cash and cash equivalents, end of period	$3,154	$151,378

Supplemental disclosure of cash activities
Income tax payments, net	1,306	14,637
Interest paid	575	856
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) aircraft and engine held for lease, net	9,312	(25,025)
Reclassification of customer purchase deposits to sale of assets	-	12,500

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

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

Products — Whole Asset Sales

Revenues from whole asset sales are measured based on consideration specified in the contract with the customer. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, condition of the whole asset, bill of sale and the assignment of rights and warranties from the Company to the customer. The Company has identified the transfer of the whole asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of whole assets) and is explicitly stated in each contract. Whole asset sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer is the date the customer obtains control over the asset and would cause the revenue recognition. Payment is required in full upon customers’ acceptance of the whole asset on the date of the transfer, unless the Company extends credit terms to customers it deems creditworthy.

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

We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our Condensed Consolidated Statements of Operations, and are not considered a performance obligation to our customers. Our reported revenue on our Condensed Consolidated Statements of Operations is net of any sales or related non-income taxes.

New Accounting Pronouncements Adopted

There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the nine months ended September 30, 2023 that are of significance or potential significance to us.

Payroll Support Programs

In connection with the financial assistance the Company received under the Payroll Support Program, the Company was required to comply with certain provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits and the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. The agreement also required the Company to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, the Company was subject to provisions prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, and limited the payment of certain employees’ compensation, which lapsed on April 1, 2023. If the Company does not comply with these provisions, it may be required to reimburse up to 100% of any previously received relief funds. As of September 30, 2023, we were in compliance with all applicable provisions of the CARES Act, Payroll Support Program and American Rescue Plan Act of 2021.

NOTE C — SIGNIFICANT RISKS AND UNCERTAINTIES

Impact of Ukraine Conflict and Russia Sanctions

In February of 2022, Russia invaded Ukraine and is still engaged in an active conflict against the country. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests. These sanctions include controls on the export and re-export of certain goods, supplies, and technologies, supply of aircraft and aircraft components to Russian persons or for use in Russia, subject to certain wind-down periods, and the imposition of restrictions on doing business with certain state-owned Russian customers and other investments and business activities in Russia. In order to comply with these sanctions, we ceased pursuing future business in Russia and terminated three leases in 2022 with operators doing business in Russia, successfully recovering two aircraft with one engine still unrecovered. Due to continued uncertainty in the ability to recover this engine from Russia or to collect insurance coverage, we impaired this asset during the second quarter of 2022. Although the current sanctions prohibit the continuation of certain business activities, the three leases referenced were contractually scheduled to expire in 2022 and therefore did not have a material impact on our business. While it is difficult to predict the short or long term implications of this conflict and sanctions on the global economy and the aviation industry, we intend to fully comply with all applicable sanctions and embargoes, and do not expect the current situation will have a material adverse effect on our results of operations.

Emerging Military Conflict in Israel

On October 7, 2023, Hamas militants launched an extensive military operation into Israel’s southern border from the Gaza Strip and conducted a series of attacks, followed by an invasion of Israeli territory by land, air and sea directed at civilian and military targets. On October 8, 2023 Israel formally declared war on Hamas after their deadly attack. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s global economic impact and impact on the Company’s business and operations and on the businesses and operations of the Company’s suppliers, customers and other third parties with which the Company conducts business. Although we do not expect the current situation will have a material adverse effect on our results of operations, our supplier of most of the components in our Enhanced Flight Vision System “AerAware” and our ERP supplier are both based in Israel.

NOTE D — REVENUE

The timing of revenue recognition, customer billings and cash collections results in a contract asset or contract liability at the end of each reporting period. Contract assets consist of unbilled receivables or costs incurred where revenue recognized over time exceeds the amounts billed to customers. Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied. Contract assets and contract liabilities are determined on a contract-by-contract basis.

Contract assets are as follows (in thousands):

	September 30, 2023	December 31, 2022	Change
Contract assets	$7,007	$7,277	$(270)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our Condensed Consolidated Balance Sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our Condensed Consolidated Balance Sheets and amounted to $1.4 million as of December 31, 2022, of which $1.1 million was related to contract liabilities for services to be performed. For the nine months ended September 30, 2023, the Company recognized as revenue the full amount of contract liabilities included in the beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months. No such revenue was recognized for the three months ended September 30, 2023.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023			2023
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$17,754	$3,884	$21,638	$49,348	$9,709	$59,057
Whole asset sales	44,812	-	44,812	89,811	218	90,029
Engineered solutions	-	392	392	-	874	874
Total products	62,566	4,276	66,842	139,159	10,801	149,960
Leasing	2,488	-	2,488	11,396	-	11,396
Services	-	23,154	23,154	-	78,725	78,725
Total revenues	$65,054	$27,430	$92,484	$150,555	$89,526	$240,081

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022			2022
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$10,128	$3,455	$13,583	$38,869	$5,209	$44,078
Whole asset sales	2,677	-	2,677	147,451	23,605	171,056
Engineered solutions	-	563	563	-	2,679	2,679
Total products	12,805	4,018	16,823	186,320	31,493	217,813
Leasing	7,786	-	7,786	23,342	-	23,342
Services	-	26,390	26,390	-	72,258	72,258
Total revenues	$20,591	$30,408	$50,999	$209,662	$103,751	$313,413

NOTE E — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	September 30, 2023	December 31, 2022
Used serviceable materials	$91,680	$73,827
Work-in-process	20,113	16,659
Whole assets	215,032	93,044
	$326,825	183,530
Less short term	(200,807)	(117,488)
Long term	$126,018	$66,042

The Company recorded inventory scrap loss reserves of $0.5 million and $1.3 million for the three and nine months ended September 30, 2023, respectively.

The Company did not record an inventory reserve for the three and nine months ended September 30, 2023, and recorded an inventory reserve $1.8 million for the nine months ended September 30, 2022, due to the Company’s evaluation of the inventory’s net realizable value. Additions to inventory reserves are included in cost of products in the accompanying Condensed Consolidated Statements of Operations.

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

Goodwill and other intangibles as of the below dates are (in thousands):

	September 30, 2023	December 31, 2022
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

The Company performed its annual quantitative impairment analysis on the indefinite lived intangible assets as of July 1, 2023 and 2022 and concluded there was no impairment.

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	September 30, 2023	December 31, 2022
Qwest:
Customer relationships	10	$5,408	$6,136
ALGS:
Customer relationships	10	35	50
ACS:
Customer relationships	10	1,085	1,243
ACT:
Customer relationships	10	5,663	6,353
Total intangible assets with definite lives		$12,191	$13,782

Total amortization expense amounted to $0.5 million for the three months ended September 30, 2023 and 2022. Total amortization expense amounted to $1.6 million for the nine months ended September 30, 2023 and 2022. Accumulated amortization amounted to $8.8 million and $7.2 million as of September 30, 2023 and December 31, 2022, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE G — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	September 30, 2023	December 31, 2022
Tooling and equipment	7 - 15	$15,791	$14,649
Furniture and other equipment	5	12,030	10,090
Computer software	5	2,244	2,152
Leasehold improvements	3 - 10	13,085	7,390
Equipment under capital lease	5	192	192
Flight equipment held for R&D	2	7,784	-
		51,126	34,473
Less accumulated depreciation		(26,034)	(21,835)
		$25,092	$12,638

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $0.9 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $2.7 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE H — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for lease, net, as of the below dates consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Aircraft and engines held for lease	$64,430	$83,902
Less accumulated depreciation	(34,334)	(52,614)
	$30,096	$31,288

Total depreciation expense amounted to $1.1 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively. Total depreciation expense amounted to $3.3 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in cost of leasing in the Condensed Consolidated Statements of Operations.

The Company did not record any impairment of Flight Equipment for the three and nine months ended September 30, 2023. The Company recorded impairment of Flight Equipment in the amount of $0.9 million for the nine months ended September 30, 2022, which is included in cost of leasing in the Condensed Consolidated Statements of Operations.

Supplemental rents recognized as revenue totaled $0.9 million and $3.6 million for the three months ended September 30, 2023 and 2022, respectively. Supplemental rents recognized as revenue totaled $5.4 million and $10.1 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Year ending December 31:
Remainder of 2023	$1,256
2024	1,010
Total minimum lease payments	$2,266

NOTE I — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and related benefits	$1,055	$6,040
Accrued legal fees	686	716
Commission fee accrual	169	251
Accrued federal, state and local taxes and fees	188	142
Other	1,821	1,694
	$3,919	$8,843

NOTE J – WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding as of September 30, 2023 and December 31, 2022. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. During 2022, a private warrant holder initiated a cashless exercise of 126,166 warrants for the purchase of shares of common stock at an exercise price of $11.50 per share (remaining term on exercised warrants at September 30, 2023 was 2.2 years) and we issued 47,867 shares of common stock based on the fair value at the date of exercise of $18.5306 per share. The remaining Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Condensed Consolidated Statements of Operations. The fair value of the Private Warrants is determined using the Black-Scholes option pricing model. The following table represents the assumptions used in determining the fair value of the Private Warrants as of September 30, 2023:

September 30, 2023
Risk-free interest rate	4.60%
Expected volatility of common stock	41.48%
Dividend yield	-
Expected option term in years	2.2

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

The warrant liability adjustment recognized in the Company's Condensed Consolidated Statements of Operations related to the change in fair value of warrant liability was $0.1 million expense and $1.0 million income during the three and nine months ended September 30, 2023, respectively. The warrant liability expense recognized in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of warrant liability was $2.0 million and $1.9 million during the three and nine months ended September 30, 2022, respectively.

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(148)	$(9,013)	$(2,831)	$34,668
Change in fair value of warrant liability	-	-	(1,004)	-
Net (loss) income for EPS - Diluted	$(148)	$(9,013)	$(3,835)	$34,668

Weighted-average number of shares outstanding - basic	51,321,026	51,745,354	51,252,581	51,707,809
Additional shares from assumed stock-settled restricted stock units	-	-	-	2,326,858
Additional shares from assumed exercise of warrants	-	-	177,624	180
Additional shares issued under the employee stock purchase plan	-	-	-	1,555
Weighted-average number of shares outstanding - diluted	51,321,026	51,745,354	51,430,205	54,036,402

(Loss) earnings per share – basic:	$-	$(0.17)	$(0.06)	$0.67
(Loss) earnings per share – diluted:	$-	$(0.17)	$(0.07)	$0.64

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed exercise of warrants	126,154	188,150	-	179,695
Additional shares from assumed stock-settled restricted stock units	2,007,217	2,415,638	1,869,782	-
Additional shares purchasable for employee stock purchase plan	6,542	4,626	1,043	-

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

Selected financial information for each segment for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Asset Management Solutions
Aircraft	$20,888	$6,503	$57,836	$78,343
Engine	44,166	14,088	92,719	131,319
	65,054	20,591	150,555	209,662
TechOps
MRO services	23,154	26,390	78,725	72,258
Product sales	4,276	4,018	10,583	7,888
Whole asset sales	-	-	218	23,605
	27,430	30,408	89,526	103,751
Total	$92,484	$50,999	$240,081	$313,413

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit
Asset Management Solutions
Aircraft	$6,656	$2,480	$16,871	$29,779
Engine	11,881	6,210	31,080	60,439
	18,537	8,690	47,951	90,218
TechOps
MRO services	3,892	5,453	17,078	16,257
Product sales	1,045	1,346	2,600	3,174
Whole asset sales	-	-	376	7,523
	4,937	6,799	20,054	26,954
Total	$23,474	$15,489	$68,005	$117,172

			September 30, 2023	December 31, 2022
Total assets
Asset Management Solutions			$382,624	$233,034
Tech Ops			156,672	141,406
Corporate			14,606	157,139
			$553,902	$531,579

The following table reconciles segment gross profit to (loss) income before income tax provision for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment gross profit	$23,474	$15,489	$68,005	$117,172
Selling, general and administrative expenses	(25,403)	(23,983)	(77,724)	(71,252)
Interest (expense) income, net	(250)	393	1,178	15
Other income, net	127	45	498	526
Change in fair value of warrant liability	(55)	(2,029)	1,004	(1,881)
(Loss) income before income tax provision	$(2,107)	$(10,085)	$(7,039)	$44,580

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Asset Management Solutions	$168	$1,705	$1,241	$4,886
TechOps	3,761	3,168	13,952	15,771
Total intersegment revenues	$3,929	$4,873	$15,193	$20,657

NOTE M— FINANCING ARRANGEMENTS

$180.0 million Wells Fargo Senior Secured Revolving Credit Facility

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

The interest rate applicable to loans outstanding under the Revolving Credit Agreement is a floating rate of interest per annum of Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.75%. The applicable interest rate as of September 30, 2023 was 9.75%.

The Company’s ability to borrow under the Revolving Credit Agreement is subject to ongoing compliance by the Company and the borrowers with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company and borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of September 30, 2023.

During the three and nine months ended September 30, 2023, the Company borrowed $26.1 million, and made repayments of $17.5 million under the Revolving Credit Agreement. As of September 30, 2023, the balance outstanding under this facility was $8.6 million, and the Company had $149.0 million of availability.

Interest expense on the Revolving Credit Agreement for the three and nine months ended September 30, 2023 was $0.1 million.

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

The Equipment Loan bears interest at a rate per annum equal to one-month SOFR + 3.50%, which will be adjusted monthly. The effective rate on this facility as of September 30, 2023 was 8.83%.

The Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of September 30, 2023.

During the nine months ended September 30, 2023 the Company borrowed $8.6 million under this facility, which remained outstanding as of September 30, 2023.

Interest expense on the Equipment Loan for the three and nine months ended September 30, 2023 was 0.2 million.

The schedule of payments on the Equipment Loan as of September 30, 2023 is as follows (in thousand):

Year ending December 31:
2023	$-
2024	1,278
2025	2,727
2026	2,971
2027	1,583
Total payments	$8,559

NOTE N — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 51,328,800 and 51,189,461 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has registered 6,200,000 shares of common stock issuable under the 2020 Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Company's Compensation Committee. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; interpret and administer the 2020 Plan and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the nine months ended September 30, 2023 and 2022 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2022	1,374,383	$10.72	$2.88
Granted	359,036	15.01	2.30
Forfeited	(33,526)	14.86	2.10
Vested	(121,737)	14.28	-
Outstanding September 30, 2023	1,578,156	$11.34	$2.99

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2021	1,669,300	$10.10	$2.02
Granted	278,473	14.80	2.49
Forfeited	(11,048)	13.39	2.20
Vested	(23,643)	12.24	-
Outstanding September 30, 2022	1,913,082	$10.74	$2.11

The Company’s restricted stock units include 1,073,736 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets.  Effective March 31, 2022, the performance-based awards granted in 2021 (the “2021 PSUs”) met the performance metric at the maximum level of 200% with one-third vested on December 22, 2022 and two-thirds vesting on December 22, 2023. For the three and nine months ended September 30, 2023, the Company recognized share-based compensation expense for the 2021 PSUs of $2.0 million and $6.0 million, respectively, given the achievement of the 200% performance milestone. For the three and nine months ended September 30, 2022, the Company recognized share-based compensation expense for the 2021 PSUs of $3.6 million and $10.6 million, respectively.

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

2020 Employee Stock Purchase Plan

The Company also maintains the Aersale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. During the nine-months ended September 30, 2023 and 2022, the Company issued 21,551 and 30,099 shares, respectively, pursuant to the ESPP.

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

Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Sales and gross profit for AerSale’s two business segments for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	Percent Change
Revenue
Asset Management Solutions
Aircraft	$20,888	$6,503	221.2%
Engines	44,166	14,088	213.5%
	65,054	20,591	215.9%
TechOps
MRO	23,154	26,390	(12.3)%
Product Sales	4,276	4,018	6.4%
Whole Asset Sale	—	—	—%
	27,430	30,408	(9.8)%

Total	$92,484	$50,999	81.3%

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$6,656	$2,480	168.4%
Engines	11,881	6,210	91.3%
	18,537	8,690	113.3%
TechOps
MRO	3,892	5,453	(28.6)%
Product Sales	1,045	1,346	(22.4)%
Whole Asset Sale	—	—	—%
	4,937	6,799	(27.4)%

Total	$23,474	$15,489	51.6%

Total revenue for the three months ended September 30, 2023 increased $41.5 million or 81.3% compared to the three months ended September 30, 2022, driven by an increase of $44.5 million, or 215.9%, in revenues within Asset Management Solutions, partially offset by an decrease of $3.0 million, or 9.8%, in revenues within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $44.5 million or 215.9%, to $65.1 million for the three months ended September 30, 2023, due to a $14.4 million, or 221.2%, increase in revenue from Aircraft; and a $30.1 million, or 213.5%, increase in revenue from Engines. The increase in Aircraft revenue is primarily attributable to increased activity in the B757 and A320 product lines, as a result of higher Flight Equipment sales in the amount of $13.1 million due to the timing and availability of assets, as well as higher USM sales due to increased feedstock acquisitions; partly offset by lower leasing activity in the amount of $2.6 million as a result of planned reduction of the Aircraft leasing portfolio. The increase in Engines revenue is primarily attributable to higher activity across most product lines due to higher Flight Equipment sales in the amount of $29.1 million, and higher CF6-80 and CFM56 USM sales, partly offset by lower leasing activity in the amount of $2.7 million.

Cost of sales in Asset Management Solutions increased $34.6 million or 290.9%, to $46.5 million for the three months ended September 30, 2023, compared to the prior year period. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in the Asset Management Solutions segment increased $9.8 million to $18.5 million, or 113.3%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The gross profit increase is mainly attributable to higher revenue generated for the three months ended September 30, 2023, as noted above.

Aircraft gross profit margins decreased to 31.9% for the three months ended September 30, 2023, from 38.1% for the three months ended September 30, 2022 due to lower margin contribution from Flight Equipment sales. Engines gross profit margin was 26.9% for the three months ended September 30, 2023, a decrease from 44.1% for the three months ended September 30, 2022, which was primarily the result of lower margins on Flight Equipment sales and leasing activity.

TechOps

Our revenue from TechOps decreased by $3.0 million or 9.8%, to $27.4 million for the three months ended September 30, 2023, compared to the prior year period. The decrease was driven in part by lower storage maintenance at AerSale’s Roswell facility, largely due to fewer customer aircraft in storage as compared to prior periods, as well as lower contributions by component and landing gear repair activities.

Cost of sales in TechOps decreased $1.1 million or 4.7%, to $22.5 million for the three months ended September 30, 2023 compared to the prior year period. This was driven by lower cost of sales from AerSale’s Roswell facility,  component repairs and landing gear activities.. Gross profit in TechOps decreased $1.9 million, or 27.4% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven by lower gross profit of $1.6 million on MRO services. Gross profit margin decreased to 18.0% for the three months ended September 30, 2023 compared to 22.4% for the prior year period, and was largely attributable to lower margin on MRO services of 16.8% for the three months ended September 30, 2023 compared to 20.7% for the prior year period, driven by lower component MRO and landing gear activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.4 million, or 5.9% to $25.4 million for the three months ended September 30, 2023, compared to the prior year period. The increase was mostly related to higher facility, research and development, and repair and maintenance costs incurred.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the three months ended September 30, 2023, we recorded a $0.1 million change in fair value of warrant liability loss, compared to a $2.0 million loss in the prior year period.

Interest Income (Expense), Net

Interest expense, net was $0.3 million for the three months ended September 30, 2023, compared to $0.4 million interest income, net for the three months ended September 30, 2022. This was primarily related to interest expense incurred on borrowings under our debt facilities during the current year period, compared to interest earned on our excess cash in the prior year period.

Income Taxes

The effective tax rate for the three months ended September 30, 2023 was 93.0% compared to 10.6% for the three months ended September 30, 2022. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended September 30, 2023 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction, release of the valuation allowance and R&D credits. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended September 30, 2022 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Sales and gross profit for AerSale’s two business segments for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Percent Change
Revenue
Asset Management Solutions
Aircraft	$57,836	$78,343	(26.2)%
Engines	92,719	131,319	(29.4)%
	150,555	209,662	(28.2)%
TechOps
MRO	78,725	72,258	8.9%
Product Sales	10,583	7,888	34.2%
Whole Asset Sale	218	23,605	(99.1)%
	89,526	103,751	(13.7)%

Total	$240,081	$313,413	(23.4)%

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$16,871	$29,779	(43.3)%
Engines	31,080	60,439	(48.6)%
	47,951	90,218	(46.8)%
TechOps
MRO	17,078	16,257	5.1%
Product Sales	2,600	3,174	(18.1)%
Whole Asset Sale	376	7,523	(95.0)%
	20,054	26,954	(25.6)%

Total	$68,005	$117,172	(42.0)%

Total revenue for the nine-months ended September 30, 2023 decreased $73.3 million or 23.4% compared to the nine months ended September 30, 2022, driven by a decrease of $59.1 million, or 28.2%, in revenues within Asset Management Solutions and a decrease of $14.2 million, or 13.7%, in revenues within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased $59.1 million or 28.2%, to $150.6 million for the nine months ended September 30, 2023, due to a $38.6 million, or 29.4%, decrease in revenue from Engines; and a $20.5 million, or 26.2%, decrease in revenue from Aircraft. The decrease in Engines revenue is primarily attributable to decreased activity in the RB211 and CF6-80 product lines as a result of lower Flight Equipment sales in the amount of $37.1 million, and lower leasing revenue in the CF6-80 product line totaling $6.3 million, partially offset by higher USM sales. The decrease in Aircraft revenue is primarily attributable to decreased activity in the B747 and B757 product line due to lower Flight Equipment sales in the amount of $20.5 million due to softer demand in the freighter market, and lower leasing revenue of $5.6 million, partially offset by higher USM sales activity.

Cost of sales in Asset Management Solutions decreased $16.8 million, or 14.1%, to $102.6 million for the nine months ended September 30, 2023, compared to the prior year period. The decrease in cost of sales was primarily driven by the sales decrease discussed above. Gross profit in the Asset Management Solutions segment decreased $42.3 million to $48.0 million, or 46.8%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The gross profit decrease is mainly attributable to lower revenue generated for the nine months ended September 30, 2023, as noted above.

Aircraft gross profit margin decreased to 29.2% for the nine months ended September 30, 2023, from 38.0% for the nine months ended September 30, 2022, due to lower margin on Flight Equipment sales. Engine gross profit margin was 33.5% for the nine months ended September 30, 2023, a decrease from 46.0% for the nine months ended September 30, 2022, which was primarily the result of lower margins on Flight Equipment sales, partly offset by higher margins on USM sales.

TechOps

Our revenue from TechOps decreased by $14.2 million, or 13.7%, to $89.5 million for the nine months ended September 30, 2023, compared to the prior year period. The decrease was primarily driven by the sale of Flight Equipment during 2022, which was purchased and controlled by the TechOps segment prior to its ultimate sale, partly offset by higher revenues from component repair activities and heavy MRO services.

Cost of sales in TechOps decreased $7.3 million, or 9.5%, to $69.5 million for the nine months ended September 30, 2023, compared to the prior year period, driven by lower costs related to the sale of Flight Equipment of $16.1 million during the nine months ended September 30, 2022, partially offset by cost associated with revenue fluctuations noted above. Gross profit in TechOps decreased $6.9 million, or 25.6% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, driven by lower profit generated from the sale of Flight Equipment of $7.1 million and USM sales, partially offset by higher gross profit of $0.8 million on MRO services. Gross profit margin decreased to 22.4% for the nine months ended September 30, 2023 compared to 26.0% for the nine months ended September 30, 2022, and was largely attributable to the margin generated from the sale of Flight Equipment of 31.9% for the nine months ended September 30, 2022, as well as lower margins on MRO services of 21.7% for the nine months ended September 30, 2023, compared to 22.5% during the nine months ended September 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.5 million, or 9.1% to $77.7 million for the nine months ended September 30, 2023, compared to the prior year period. The increase was mostly related to Company-wide cost of living adjustments, additional headcount, along with higher facility and legal costs incurred.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the nine months ended September 30, 2023, we recorded a change in fair value of the warrant liability gain of $1.0 million, compared to a $1.9 million loss in the prior year period.

Interest Income (Expense), Net

Interest income, net for the nine months ended September 30, 2023 was $1.2 million and was primarily related to interest generated on excess cash. There was nominal interest expense during the nine months ended September 30, 2022.

Income Taxes

The effective tax rate for the nine months ended September 30, 2023 was 59.8% compared to 22.2% for the nine months ended September 30, 2022. The difference between the effective tax rate and the statutory tax rate of 21% for the nine months ended September 30, 2023 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction, release of the valuation allowance and R&D credits. The difference between the effective tax rate and the statutory tax rate of 21% for the nine months ended September 30, 2022 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction.

Financial Position, Liquidity and Capital Resources

As of September 30, 2023, we had $3.2 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $8.6 million outstanding under the  Revolving Credit Agreement as of September 30, 2023, and we had $149.0 million of availability thereunder. We used cash in operations of $168.1 million for the nine months ended September 30, 2023, mostly for feedstock acquisitions, and generated cash from investing activities of $6.7 million for the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, we entered into a revolving term loan collateralized by our property and equipment (the “Equipment Loan”), and borrowed $8.6 million, which remained outstanding as of September 30, 2023.

We believe our equity base, internally generated funds, and existing availability under our debt facilities are sufficient to maintain our level of operations through September 30, 2024. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

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

Cash Flows— Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Cash Flows from Operating Activities

Net cash used in operating activities was $168.1 million for the nine months ended September 30, 2023, compared to cash used of $2.4 million for the same period in 2022. The increase in cash deployed of $165.7 million was primarily due to feedstock acquisitions and impact of lower results from operations, partially offset by the timing of purchase deposits.

Cash Flows from Investing Activities

Net cash provided by investing activities was $6.7 million for the nine months ended September 30, 2023, compared to cash provided of $23.2 million in the same period for 2022. Cash provided by investing activities during the nine months ended September 30, 2023 and 2022 was driven by Flight Equipment sales.

Cash Flows from Financing Activities

Net cash provided by financing activities was $17.3 million for the nine months ended September 30, 2023, compared to cash provided of $0.3 million in the same period for 2022. Cash provided by financing activities during the nine months ended September 30, 2023 was primarily related to the proceeds from the Equipment Loan, as more fully described below; as well as borrowing under our Revolving Credit Agreement (as defined below). Cash provided by financing activities during the nine months ended September 30, 2022 is the result of proceeds from the issuance and the sale of shares of common stock under the AerSale Corporation 2020 Employee Stock Purchase Plan.

Debt Obligations and Covenant Compliance

Wells Fargo Senior Secured Revolving Credit Facility

Effective July 25, 2023, we amended our revolving credit agreement (as amended, the “Revolving Credit Agreement”) to increase our maximum commitments under the Revolving Credit Agreement to $180.0 million aggregate amount, subject to borrowing base limitations, and to extend the maturity date to July 24, 2028, subject to certain conditions.

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

As of September 30, 2023, there was $8.6 million outstanding under the Revolving Credit Agreement and we had $149.0 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of September 30, 2023.

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

During the nine months ended September 30, 2023, the Company borrowed $8.6 million under this facility, which remained outstanding as of September 30, 2023.

We were in compliance with our debt covenants for the Equipment Loan as of September 30, 2023.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of September 30, 2023. Refer to Note Q – Leases  within our Consolidated Financial Statements in our 2022 Form 10-K for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics, a subsidiary of Elbit Systems, valued at $33.1 million for the acquisition of technical equipment for manufacturing our AerAware product. The commitment is expected to be satisfied by the fourth quarter of 2024. The Company has a commitment for the purchase of cargo conversion kits to support its B757 freighter conversion program in the amount of $11.9 million. The commitment is expected to be satisfied by 2024.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2022 Form 10-K. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the nine months ended September 30, 2023, there were no material changes in our critical accounting estimates and policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under the Revolving Credit Agreement and the Equipment Loan, which have variable interest rates tied to SOFR. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of September 30, 2023 would not have had a material impact on our interest expense, financial position or continuing operations as of and for the three and nine months ended September 30, 2023.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three and nine months ended September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of September 30, 2023.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A    RISK FACTORS

The following should be read in conjunction with, and supplements and amends, the factors that may affect our business or operations described under Part I – Item 1A “Risk Factors” contained in the 2022 Form 10-K. Other than as described in this Item 1A, there have been no material changes to our risk factors from the risk factors previously disclosed in the 2022 Form 10-K.

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

On October 7, 2023, Hamas militants launched an extensive military operation into Israel’s southern border from the Gaza Strip and conducted a series of attacks, followed by an invasion of Israeli territory by land, air and sea directed at civilian and military targets. On October 8, 2023 Israel formally declared war on Hamas after their deadly attack. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s global economic impact and impact on the Company’s business and operations and on the businesses and operations of the Company’s suppliers, customers and other third parties with which the Company conducts business. Of note, the Company’s ERP vendor and the supplier of most of the components of our Enhanced Flight Vision System “AerAware” are both based in Israel.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Not applicable.

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	12/9/2019

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	10-Q	001-38801	2.1	8/14/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated By laws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.22	AerSale Corporation Second Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-38801	10.22	08/09/2023	*
10.23	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 9, 2023, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent and lender	10-Q	001-38801	10.22	08/09/2023	*
10.24	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of July 25, 2023, by and among the Company, the lenders and other parties from time to time party thereto, Synovus Bank, as documentation agent, and Wells Fargo Bank, National Administration, as administrative agent and collateral agent.	8-K	001-38801	1.1	08/01/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	November 8, 2023	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, Division President, TechOps and Director
(Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)