Form 10-K
period 2023-12-31
AerSale Corp
filed 2024-03-08
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the closing price of $14.70 for shares of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2023, was approximately $421 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of registrant’s common stock outstanding as of March 5, 2024 was 51,990,947.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our shares of common stock. The principal risks and uncertainties affecting our business include the following:

Risks Related to AerSale’s Business and Industry

●	disruptions in supply chain;
●	factors that adversely impact the commercial aviation industry;
●	the fluctuating market value of our products;
●	our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults;
●	success at our maintenance, repair and overhaul (“MRO”) facilities is dependent upon continued outsourcing by airlines;
●	shortage of skilled personnel or work stoppages;
●	the inability to obtain certain components and raw materials from suppliers;
●	the highly competitive nature of the markets in which we operate;
●	risks associated with our international operations;
●	the risks from business acquisitions and integration of new businesses acquired;
●	the unique risks we encounter by supplying equipment and services to the U.S. government;
●	further consolidation of customers and suppliers in our markets;
●	cyber or other security threats or disruptions;
●	the significant capital expenditures that may be required to keep pace with technological developments in our industry;
●	lack of ownership of certain intellectual property and tooling that is important to our business;
●	intellectual property litigation to protect our intellectual property;
●	our dependence on our facilities, which are subject to physical and other risks that could disrupt production;
●	risks from any improper conduct by our employees, agents, subcontractors, suppliers, business ventures or joint ventures in which we participate;
●	loss of services from key employees;
●	the failure of our subcontractors to perform their contractual obligations;
●	impacts from future outbreaks and infectious diseases on flight activity, demand for MRO and leasing services, our business partners or customers, and the related macro environment;

Strategic and Financial Risks

●	our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us;
●	our failure to comply with the covenants in the documents governing our existing and future indebtedness;
●	limitations of our current and future operations from restrictive covenants contained in documents governing our indebtedness;
●	unanticipated changes in our tax provision;
●	possible goodwill and other asset impairments;
●	changes in interest rates, foreign currency exchange rates and swap counterparty risks;

Legal and Regulatory Risks

●	we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation;
●	compliance with U.S. and other anti-corruption laws, export control laws, import control laws, trade and economic sanction laws and other laws governing our operations;

●	current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims not adequately covered by insurance;
●	the liens of Flight Equipment could exceed the value of such Flight Equipment;
●	the risk that our leased aircraft engines are deemed accessions to the aircraft and our ability to repossess an engine is impaired;
●	product and other liability claims not covered by insurance;
●	the extensive environmental requirements with which we must comply;
●	global climate change, or by legal, regulatory or market responses to such change;

Risk Factors Related to our Common Stock

●	depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur;
●	lack of analyst coverage for our common stock;
●	actual or anticipated sales of significant amounts of our common stock;
●	the fact that we do not intend to pay dividends on our common stock for the foreseeable future;
●	reduced disclosure due to our filing status as an “emerging growth company”;

General Risk Factors

●	ineffective internal control over financial reporting;
●	insolvency of our customers; and
●	the adverse effect of negative economic conditions.

PART I

ITEM 1          BUSINESS

Corporate History and Background

Monocle Acquisition Corporation (“Monocle”) was initially formed as a Delaware corporation on August 20, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

On December 22, 2020, Monocle consummated the previously announced business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated September 8, 2020 (the “Merger Agreement”) by and among Monocle, the Company, AerSale Aviation, Inc. (f/k/a AerSale Corp.), a Delaware corporation (“AerSale Aviation”), Monocle Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), and Leonard Green & Partners, L.P., a Delaware limited partnership, solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the “Business Combination” and in connection therewith, Monocle merged with and into us, whereby we survived the merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Exchange Act.

Upon the consummation of the Merger: (a) Merger Sub 1 was merged with and into Monocle, with Monocle surviving the merger as a wholly-owned direct subsidiary of the Company, and (b) Merger Sub 2 was merged with and into AerSale Aviation, with AerSale Aviation surviving the merger as a wholly-owned indirect subsidiary of the Company. In connection with the closing of the Business Combination, AerSale Aviation changed its name from “AerSale Corp.” to “AerSale Aviation, Inc.” and the Company changed its name from “Monocle Holdings Inc.” to “AerSale Corporation.” Immediately following the Merger, the Company contributed all of its ownership in Monocle to AerSale Aviation, which continued as a wholly owned subsidiary of the Company.

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

Asset Management Solutions

Our Asset Management Solutions segment, which represented approximately 64% and 68% of our revenue during the fiscal years ended December 31, 2023 and 2022, respectively, acquires Flight Equipment from airlines and leasing companies as feedstock to support our business activities. Asset Management Solutions activities include the sale and lease of aircraft and engines, as well as the disassembly of these assets for component parts (such as used serviceable material (“USM”)) that can be utilized to support third-party sales and lower the cost to maintain our portfolio of leased assets. Our aircraft and engines generally provide highly customized full-service, short-term lease support, where an operator is provided with a turn-key piece of Flight Equipment that can meet the customer’s specific needs. Our business model provides an alternative to the procurement of new aircraft, engines and parts traditionally sold by original equipment manufacturers (“OEMs”) or delivered new and leased by pure-play aircraft and engine leasing companies. Because we have created the infrastructure to market through alternative channels, we are able to maximize financial returns on Flight Equipment by cost-effectively placing such assets in the secondary market for the balance of their operating life, and upon retirement from service, extracting their greatest residual value by disassembling Flight Equipment assets to the piece-part level for re-use as USM. We do this by utilizing our integrated business units to maximize the sum of each asset’s alternative revenue streams, ranging from their sale or lease as whole operating assets, down to utilizing their collective individual components to serve as USM feedstock or to lower our leasing and operating costs related to MRO services. We also offer our integrated Asset Management Solutions services to third-party clients who lack the expertise and/or infrastructure to optimize their Flight Equipment investments. We lease engines and airframes primarily as a means of extracting value from the remaining operating life of an asset prior to disassembly for USM parts. We focus primarily on highly customized aircraft leases or short-term engine leasing where we can demand a lease premium, and we utilize our USM and MRO capabilities to fully meet all maintenance needs, which allow us to fully monetize collected maintenance reserves. After disassembly, we utilize the pieces as low-cost spare parts feedstock to support our various other business segments, including USM part sales, and in conjunction with our third-party maintenance operations. Consequently, the vast majority of aircraft and engines that we have acquired have ultimately been disassembled for their USM parts once the full value of their remaining operating life has been extracted.

TechOps

Our TechOps segment, which represented approximately 36% and 32% of our revenue during the fiscal years ended December 31, 2023 and 2022, respectively, provides nose-to-tail MRO services on the most popular commercial aircraft, engines, and components that serve the passenger, cargo, and government sectors. Through our collective U.S.-based MRO facilities, we provide extensive maintenance and modification services for aircraft and their individual components. Our aircraft facilities located in Goodyear, Arizona, Roswell, New Mexico, and Millington, Tennessee collectively feature approximately 760,000 square feet of hangar space, from which we provide high-quality airframe MRO services, structural modification, conversions, and flight system upgrades, including disassembly and re-cycling operations for retiring aircraft. We additionally offer convenient long-term storage capacity for up to 650 aircraft in ideal dry-desert conditions.

At the individual component level, our facilities located in Miami, Florida, Rio Rancho, New Mexico, and Millington, Tennessee collectively offer specialized component MRO capabilities and services covering hydraulics, composites, pneumatics, fuel systems, electro-mechanical assemblies, interiors, painting, flight controls, nacelles, and landing gear for passenger, cargo, and military aircraft applications.

Our TechOps segment leverages its robust engineering team to provide highly specialized technical support to our MRO facilities, as well as to develop advanced technical repairs, modifications and products, which we market under the tradename “Engineered Solutions.” This business unit includes the design, manufacture, and installation of new products, systems, and services that can enhance aircraft performance, safety, and service life at lower costs than traditionally expensive OEM products and services. Engineered Solutions also serves to lower the cost of Flight Equipment ownership with savings on MRO-related expenses, including compliance with mandatory and market-driven equipment upgrades. These cost-saving solutions are approved by the Federal Aviation Administration (“FAA”) under Supplemental Type Certificates (“STCs”), which provide us with the unique ability to perform these modifications. We use our FAA-approved Parts Manufacturing Authority (“PMA”) to integrate third party components in developing our STC solutions. We have also obtained approval from various foreign regulatory authorities to validate our STCs and PMA products for use by operators outside of the United States.

One example of our Engineered Solutions is our AerSafe® product line. We designed and received FAA approval to market AerSafe® as a solution for compliance with an FAA mandate to mitigate aircraft fuel tank flammability on Boeing and Airbus aircraft. AerSafe® has also been approved for installation on certain aircraft models that are regulated by the European Aviation Safety Agency (“EASA”) and the National Civil Aviation Agency of Brazil. Another example of our Engineered Solutions is our AerAware™ product, an industry-leading, next generation Enhanced Flight Vision System (“EFVS”) that has recently received approval by the FAA for the Boeing B737NG product line.

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

Our ability to provide cost saving alternatives to support our customers across the entire range of Flight Equipment, from the whole aircraft down to the individual component parts level, is crucial to our ability to maximize value and profitability. By offering a comprehensive suite of products and services, we are able to enjoy a competitive edge in the marketplace as a “one-stop” source for full aircraft, engine and USM spare parts support, bundled with comprehensive MRO solutions. This integration of services facilitates significant cross-selling opportunities among our various business units, as many of our customers depend on the products and services provided by both our Asset Management Solutions and TechOps business segments. In totality, the breadth of these capabilities allows us to optimally service our customers’ needs, providing them increased fleet flexibility while reducing downtime. Similarly, these capabilities lower the cost of ownership of our own Flight Equipment. At the same time, our participation in upstream aircraft and engine transactions also provides valuable market insights regarding operating fleet trends that feed our key downstream supply and demand modeling inputs, enhancing our MRO and USM parts investment decisions.

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

Growth Strategies

We intend to pursue opportunities that are well aligned with our existing capabilities, which will continue to differentiate our business.

●	Broaden our MRO Capabilities. We plan to utilize our FAA “unlimited” repair station licenses to develop new capabilities, while augmenting brand loyalty with a growing range of MRO services to support our customers’ needs. The MRO segment is accretive to our Asset Management Solutions business and provides incremental opportunities to supplement our MRO customers with Flight Equipment and USM spare parts once we have established an initial MRO service relationship.

●	Expand Our Government Presence. Many of the commercial aircraft and engines for which we provide products and services have equivalent or derivative aircraft and engine platforms that are used by various branches of the military and civilian government agencies. As government funding is stable and uncorrelated with the commercial aviation cycle, we view this as an important growth market. We intend to increasingly focus on capturing additional USM parts sales in addition to MRO service opportunities, directly with these government customers, or through subcontracting arrangements with government contractors.
●	Introduce New Engineered Solutions. Our Engineered Solutions offerings provide a critical value-add for customers through the introduction of proprietary alternative products, repairs and modifications which we develop to enhance aircraft performance, reliability, safety, regulatory compliance, service life, and cost-of-ownership economics. The breadth of services and capabilities that we provide our extensive customer base promotes our early identification and development of new solutions to address their evolving needs. We plan to continue to invest in new Engineered Solutions that create value for our customers and are accretive to the expansion and profitability of our MRO operations. We believe that we are well positioned to develop and market these solutions given our deep knowledge of maintenance intensive mid-life aircraft, our broad range of engineering and MRO capabilities, and our extended market reach as a global provider of Flight Equipment sales, leasing, MRO and USM parts sales.
●	Expand Our Geographical Footprint. We believe the growth in the international aviation sector represents a compelling opportunity to leverage our existing capabilities to serve a broader set of foreign aircraft owners, operators, OEMs and MRO customers. As international fleets continue to grow in size and age in both established and emerging markets, we expect to play an increasing role in supplying Flight Equipment spares, MRO support, and USM parts to burgeoning markets that currently lack a mature infrastructure to meet this demand.
●	Pursue Strategic Acquisitions. Our business has grown organically and through acquisitions since our founding. We have a proven track record of successfully expanding our capabilities through acquisitions, including our acquisition of Great Southwest Aviation (rebranded as AerSale - Roswell) in 2010, Aero Mechanical Industries (rebranded as AerSale Landing Gear Solutions) in 2015, Goodyear Maintenance Facility in 2017 (rebranded as AerSale – Goodyear), Avborne Accessory Group (rebranded as AerSale Component Solutions) in 2018, Qwest Air Parts in 2019, Q2 Aviation in 2019 and Aircraft Composite Technologies (rebranded as AerSale AeroStructures-Miami) in 2020. We will continue to evaluate opportunities to acquire businesses that meet our financial return profile and execute on these transactions where there is an opportunity to enhance our value proposition by integrating the operations of such businesses into our existing offerings of products and services.

Customers

We sell to more than 1,000 customers worldwide. Non-U.S. customers accounted for approximately 58% of our total revenue for 2023. Our principal customers are comprised of domestic and foreign passenger airlines, cargo operators and governmental agencies. We also sell our products and services to a broad range of companies that provide aftermarket Flight Equipment support services, including OEMs, MRO providers, financial sponsors and leasing companies.

We believe that the breadth of our MRO capabilities and supporting services create a compelling customer care and value proposition that fosters brand loyalty, and significantly contributes to the recurring nature of our business. In the year ended December 31, 2023, seven of our top ten customers by revenue had been customers for five years or more, and 67% of revenue from our top 100 customers was sales from customers utilizing more than one of our service offerings.

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

Certain of our Engineered Solutions include products that are authorized by the FAA through issuance of STC approval for their respective application. Others involve proprietary repairs that we develop internally in compliance with authorities granted by the FAA under our “unlimited” repair station licensing for applicable airframe and engine component categories. We facilitate the production of certain of our Engineered Solutions through the manufacture of new parts in accordance with our FAA approved PMA certifications, as well as the manufacture of certain new replacement parts under our FAA repair station authorities. We also employ FAA certified personnel called “Designated Airworthiness Representatives” and “Designated Engineering Representatives” to facilitate our MRO operations through the development and regulatory approval of specialized airframe and component designs, repairs, modifications, and installations. We rely on these FAA approvals to market our Engineered Solutions to third parties, as well as to utilize them on our own Flight Equipment. We believe the depth of technical and operational qualifications required to attain these FAA regulatory approvals constitutes a significant barrier for competitors looking to compete with our Engineered Solutions offerings. One such product that was recently issued an STC is our offering designated as AerAware™. AerAware™ is a groundbreaking advanced EFVS solution that enables a pilot to “see” through low visibility conditions by presenting advanced imaging technology along with real time aircraft primary flight systems data on an Elbit Systems/Universal Avionics SkyLens™ Head Wearable Display. This achievement marks the world’s first commercial EFVS system to achieve a 50% visual advantage and the first large transport aircraft to be certified with a complete dual-pilot EFVS solution featuring a Head-Wearable Display.

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

Intellectual Property

We believe our brand recognition is an important differentiator, and we maintain trademarks on “AerSale”, and on certain branded product offerings (e.g., AerSale® active into 2031, AerSafe® active into 2031, AerTrak® active into 2028, and AerAware™).

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

Human Capital Resources

As of February 7, 2024, we employed 707 employees worldwide, none of whom are subject to a collective bargaining agreement. Approximately 99% of our employees are based in the United States. In addition to our full-time and part-time employees, we also employ approximately 230 contract workers, the majority of whom are located at our airframe maintenance facilities where they provide us with flexible staffing to meet customer demand.

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

Health and Safety

We have established health, safety and awareness programs in each AerSale facility. To maintain and enhance the health and safety of our employees, we promote a culture of continuous improvement and individual accountability. Each AerSale MRO facility has developed an Environmental Policy and Procedures Manual in compliance with applicable federal, state, and local environmental laws and regulations.

We use an annual goal setting process to drive injury rate improvements, and our injury rate reduction goal is a performance metric that is reported to all of our employees.

Talent Management and Career Development

At AerSale, our talent management and career development programs prepare our employees for a rewarding and challenging experience. We want to ensure that each of our employees has the tools they need to succeed in their current role, while preparing them for the next step in their career. Management and leadership curriculums are tailored based on each facility’s unique needs as well as the individuals’ needs. At our MRO facilities, we have established a career readiness program specifically for aspiring aviation mechanics and technicians. This program allows individuals to start in an entry level role and through supervision, training, and mentorship complemented by our Airframe and Powerplant (“A&P”) reimbursement program, become an A&P mechanic or inspector.

Our employees are encouraged to take advantage of our tuition reimbursement program to obtain professional and technical certifications or pursue degree programs related to their career track. Our annual talent and performance review allows AerSale’s management team to identify emerging talent in the organization and develop a succession plan. By evaluating our workforce and needs we are able to provide opportunities for growth and professional fulfillment.

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

We have a firm commitment to diversity and inclusion in our recruiting, hiring and promotion practices. Minority and female employees are encouraged to participate in career days, job fairs and programs in the communities in which we do business. As of December 31, 2023, the Company’s employee base includes 24% females and 64% minorities. We actively engage in recruiting fairs and efforts at various training institutions, especially those that have high minority and diverse enrollment rates. We continue to work with local organizations to identify minorities with an increased focus on veterans who will be transitioning into the civilian workforce. In 2024, we aim to continue to focus on partnering with local schools and supporting diverse students with an anticipated scholarship program that will provide financial assistance, mentorship and internship opportunities with the ultimate goal being full time employment at one of our facilities. In 2023, we conducted an employment survey to assess diversity efforts and measure progress on our commitment to fostering a culture of inclusion and diversity and ensuring employees can reach their potential. Each manager and leader is responsible for upholding these values and supporting the goals under our affirmative action plan.

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

Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies. We are generally indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations. For our Goodyear, Arizona facility, we also maintain an environmental impairment liability policy that provides coverage for certain liabilities associated with the clean-up of on-site and off-site pollution conditions, as well as for resulting bodily injury or property damage to third parties, in each case, to the extent not otherwise indemnified. If we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have an adverse effect on our business and results of operations.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Additionally, the public may obtain any document that we file with or furnish to the SEC from the SEC’s Electronic Document Gathering, Analysis, and Retrieval system, which can be accessed at www.sec.gov.

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

Supply chain disruptions could have adverse effects on our ability to provide certain services.

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

As a provider of products and services to the commercial aviation industry, we are generally affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events, such as ongoing conflicts (including between Russia and Ukraine and between Israel and Hamas), terrorism, high fuel and oil prices, labor issues, lack of capital, and weak economic conditions. As a result of these and other events, from time to time certain of our customers have filed for bankruptcy protection or ceased operation. The impact of instability in the global financial markets has led, and may in the future lead, airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, and Flight Equipment.

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

These risks may reduce our Flight Equipment utilization rates, lease margins, maintenance reserve revenues and proceeds from Flight Equipment sales, and may result in higher legal, technical, maintenance, storage, insurance and other costs related to repossession and Flight Equipment being off-lease. As a result of the foregoing and other factors, the availability of Flight Equipment for lease or sale periodically experiences cycles of oversupply and undersupply of given engine or aircraft models. The incidence of an oversupply of Flight Equipment may produce substantial decreases in lease rates and appraised or resale values of aviation equipment and may increase the time spent and costs incurred to lease or sell Flight Equipment. We anticipate that fluctuations from period to period will continue in the future. As a result, we believe that comparisons to results for preceding periods may not be meaningful, and that results of prior periods should not be relied upon as an indication of our future performance.

Market values for our aviation products fluctuate, and we may be unable to recover our costs incurred with respect to engines, rotable components and other aircraft parts.

We make a number of assumptions when determining the recoverability of rotable components, engines, and other assets which are on lease, available for lease, or supporting our long-term programs. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected lease rates, maintenance expenses, residual values, future demand, and future cash flows. Reductions in demand for these assets or declining market values, as well as differences between actual results and the assumptions we utilize in determining the recoverability of our Flight Equipment, could result in impairment charges in future periods, which may have a material adverse effect on our business, financial condition, liquidity and results of operations.

The value of any given aircraft model, or any engine model applicable thereto, can vary significantly based on supply in the marketplace. Certain types of Flight Equipment may be used in significant numbers by commercial aircraft operators that experience financial difficulties from time to time. If such operators were to go into liquidation or similar proceedings, the resulting over-supply of Flight Equipment from these operators could have an adverse effect on the demand for the affected engine and aircraft types and the values of such Flight Equipment, which may adversely impact our financial condition or results of operations.

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

Our business is affected by the availability and price of the raw materials and component parts that we use to manufacture our products. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, labor disputes, governmental actions and legislative or regulatory changes. As a result, our suppliers may fail to perform according to specifications when required, and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance. Transitions to new suppliers may result in significant costs and delays, including those related to the required recertification of parts obtained from new suppliers with our customers and/or regulatory agencies. Our inability to fill our supply needs could jeopardize our ability to fulfill obligations under customer contracts, which could result in reduced revenues and profits, contract penalties or terminations, and damage to customer relationships. Further, increased costs of such raw materials or components could reduce our profits if we are unable to pass such price increases onto our customers.

We operate in highly competitive markets, and competitive pressures may adversely affect us.

The markets for our products and services are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft component and parts manufacturers, airline and aircraft service companies, other companies’ MRO services, other aircraft spare parts distributors and redistributors. Certain of our competitors may have substantially greater financial and other resources than we have, and others may price their products and services below our selling prices. These competitive markets also create pressure on our ability to hire and retain qualified technicians and fill other skilled labor needs. We believe that our ability to compete depends on superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing, and effective quality assurance programs. These competitive pressures have a potential impact on our business, which may adversely affect our results of operations and financial condition.

We are exposed to risks associated with operating internationally.

We conduct business in a number of foreign countries, certain of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	military conflicts, civil strife, and political risks;
●	export regulations that could erode profit margins or restrict exports;
●	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom Bribery Act of 2010, and other anti-bribery and anticorruption laws;
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	import and export duties and value added taxes;
●	foreign exchange risk;
●	transportation delays and interruptions;
●	uncertainties arising from foreign local business practices and cultural considerations; and
●	changes in United States policies on trade relations and trade policy, including implementation of or changes in trade sanctions (such as those imposed on Russia), tariffs, and embargoes.

Measures that we have or will adopt to reduce the potential impact of losses resulting from the risks of doing business internationally may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all.

Global conflicts, including the war in the Ukraine and conflict in the Middle East are creating an adverse climate for our business. The U.S. government has imposed enhanced export restrictions and controls on certain products and technology, as well as sanctions on certain industry sectors and parties in Russia, Belarus and parts of the Ukraine. The governments of other jurisdictions in which we may conduct business, such as the European Union, have also implemented sanctions or other restrictive measures. These sanctions and enhanced export controls, as well as any responses from Russia, could adversely affect the Company and/or our supply chain, business partners or customers, flight activity, demand for MRO and leasing services and the related macro environment. The economic and security conditions could also limit the Company’s ability to provide its services or products to certain customers, as well as limit its ability to receive payments.  The totality of these events, sanctions and restrictions may have a material adverse effect on our business, financial condition, liquidity and results of operations. These sanctions and restrictions may also jeopardize and adversely impact the availability and cost of insurance which covers any assets or operations that may be subject to these restrictions and enhanced sanctions.

In October 2023, a military conflict commenced between Israel and Hamas. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s global economic impact; which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets, and the impact on the Company’s business and operations and on the businesses and operations of the Company’s suppliers, customers and other third parties with which the Company conducts business. Of note, the Company’s enterprise resource planning vendor and the supplier of most of the components of our EFVS offering designated as AerAware™ are both based in Israel.

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

Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information, business e-mail compromises, ransomware attacks, and other electronic security breaches, including at our customers, suppliers, subcontractors, and joint venture partners, that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Certain functional areas of our workforce continue to function in a remote work environment, which could heighten the risk of these potential vulnerabilities.

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

We and other companies in our industry possess certain proprietary rights relating to designs, engineering, manufacturing processes and MRO procedures. In the event that we believe that a third party is infringing upon our proprietary rights, we may bring an action to enforce such rights. In addition, we are from time to time involved in legal proceedings by third parties claiming infringement by us with respect to their proprietary rights. The expense and time of bringing an action to enforce such rights or defending against infringement claims can be significant, which may adversely affect our results of operations and financial condition.

Intellectual property litigation involves complex legal and factual questions which makes the outcome of any such proceedings subject to considerable uncertainty. Not only can such litigation divert management’s attention, but it can also expose us to damages and potential injunctive relief which, if granted, may preclude us from making, using or selling particular products or technology. Uncertainties resulting from our participation in intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. There could also be public announcements of the results of hearings, motions or interim proceedings or developments that could be perceived negatively by analysts or investors and the value of such intellectual property could be diminished. Accordingly, the market price of our common stock may decline. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could have a material adverse effect on our business, financial condition and results of operation.

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

We have implemented policies, procedures, training and other compliance controls, and have negotiated terms designed to prevent misconduct by employees, agents or others working on our behalf or with us that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled products and services, cost accounting and billing, competition and data privacy. However, we cannot ensure that such controls will prevent all such misconduct committed by our employees, agents, subcontractors, suppliers, business partners or others working on our behalf or with us, and this risk of improper conduct may increase as we expand globally. In the future, we may form and/or become a member of joint ventures. We may be unable to prevent misconduct or other violations of applicable laws by these joint ventures (including their officers, directors and employees) or our partners. Improper actions by those with whom or through whom we do business (including our employees, agents, subcontractors, suppliers, business partners and joint ventures) could subject us to administrative, civil or criminal investigations and monetary and non-monetary penalties, including suspension and debarment, which may adversely affect our results of operations and financial condition.

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

Future outbreaks and infectious diseases could have a material adverse impact, on our business, operating results, financial condition, and liquidity.

While the overall demand for commercial air travel has significantly recovered from the effects of the COVID-19 pandemic, future outbreaks and infectious diseases could pose a threat to the commercial aviation industry, including our business and operations. Moreover, a resurgence of the COVID-19 pandemic (including through any new variant strains of the underlying virus), a new health epidemic or similar outbreak or other negative developments associated with the pandemic or outbreak could hinder or reverse the commercial flight activity recovery and lead to decreased worldwide commercial activity, which could lead to a reduced demand for airline passenger and cargo services. Reduced flight activity negatively impacts the demand for many of our products and services, and any prolonged reduction could materially and adversely affect our business, operating results, financial condition, and access to sources of liquidity.

Moreover, prolonged pandemics, epidemics and similar outbreaks, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our business. Any of these could have a material adverse effect on our business, financial condition or results of operations.

We cannot predict the impact that any pandemics, epidemics and similar outbreaks, especially of infectious diseases, will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us, and may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us.

Strategic and Financial Risks

We are dependent upon continued availability of financing to manage our business and to execute our business strategy, and additional financing may not be available on terms acceptable to us.

Our ability to manage our business and to execute our business strategy is dependent, in part, on the continued availability of debt and equity capital. Our Amended and Restated Credit Agreement (as amended, the “Revolving Credit Agreement”) matures on July 24, 2028. Access to the debt and equity capital markets may be limited by various factors, including the condition of overall credit markets, general economic factors, state of the aviation industry, our financial performance, and credit ratings. Debt and equity capital may not continue to be available to us on favorable terms, or at all. Our inability to obtain financing on favorable terms may adversely affect our results of operations and financial condition.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as the Secured Overnight Financing Rate (“SOFR”). Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. Previously, our Revolving Credit Agreement bore interest at London Interbank Overnight (“LIBOR”) rates. The U.K.’s Financial Conduct Authority, which regulated LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and ended publication of the remaining USD LIBOR tenors on June 30, 2023. Effective March 9, 2023, we amended our Revolving Credit Agreement to replace the benchmark rate from LIBOR to SOFR. Although SOFR has been endorsed by the Alternative Reference Rates Committee, a committee convened by the United States Federal Reserve that includes major market participants, has identified the SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR, it remains uncertain how markets will respond to SOFR or other alternative reference rates following the transition away from the LIBOR benchmarks. The consequences of these developments cannot be entirely predicted and could cause potential increases in interest rates on our floating debt rate. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies and other aspects of our business and financial results.

Legal and Regulatory Risks

We are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent governmental regulation.

The aviation industry is highly regulated in the United States by the FAA and equivalent regulatory agencies in other countries. Prior to being placed into service the products and services that we provide for aircraft, engines and their components are required to meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in certain other countries. We also operate repair stations that are licensed by the FAA and equivalent regulatory agencies in certain other countries. Specific regulations vary from country to country; although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. New and more stringent governmental regulations may be adopted in the future that, if enacted, may adversely impact our financial condition or results of operations.

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

We are subject to the FCPA and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.

We are subject to the FCPA and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations. Our operations are subject to anti-corruption laws including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the United Kingdom Bribery Act 2010, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We and certain of our customers operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anticorruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by the United States or other authorities could also have an adverse impact on our reputation, our business, financial condition and results of operations. Efforts to ensure that our business arrangements with third parties will comply with applicable aviation and aerospace laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities or our business arrangements with third parties could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices or the business practices of our customers who generate our revenues may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse . If our operations or the operations of our customers who generate our royalties are found to be in violation of any of these laws or any other governmental regulations, we or the customers who generate our revenues may be subject to significant criminal, civil and administrative sanctions, including monetary penalties, damages, fines, disgorgement, and imprisonment. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Our business and financial results may be affected by various litigation and regulatory proceedings.

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future. These proceedings have included, and in the future may include, matters involving personnel and employment issues, workers’ compensation, personal and property injury, disputes relating to acquisitions (including contingent consideration), governmental investigations and other proceedings. Some historical and current legal proceedings and future legal proceedings may purport to be brought as class actions on behalf of similarly situated parties including with respect to employment-related matters. We discuss legal proceedings in Note R – Commitments and Contingencies within our consolidated financial statements and related notes included elsewhere in this Annual Report (the “Consolidated Financial Statements”). Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. We cannot be certain of the ultimate outcomes of any such claims, and resolution of these types of matters, against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could have a material adverse effect on our business, financial condition, liquidity or results of operations.

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

In October 2016, ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORSIA is scheduled to be implemented through multiple phases beginning with a pilot which began in 2021 and continued through 2023, followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA could significantly increase operating costs for us and our customers.

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

We do not anticipate that we will pay any dividends on shares of our common stock in the foreseeable future. We intend to retain any future earnings to fund operations, to service debt and other obligations, and to use for other corporate needs. Further, our Revolving Credit Agreement limits our ability to pay cash dividends.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002 (“SOX”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.

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

General Risk Factors

As a public company in the United States, we are subject to SOX. We have determined our disclosure controls and procedures and our internal control over financial reporting are effective. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404. Section 404 requires management to establish and maintain a system of internal control over financial reporting. Annual reports on Form 10-K filed under the Exchange Act must contain a report from management assessing the effectiveness of our internal control over financial reporting. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall.

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

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, rising interest rates, energy costs, geopolitical issues, including the conflict between Russia and Ukraine, Israel and Hamas, and tensions in the Middle East and in Western countries, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future contribute to, increased volatility and diminished expectations for the economy and the markets. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

ITEM 1B          UNRESOLVED STAFF COMMENTS

None.

ITEM 1C          CYBERSECURITY

Cybersecurity Risk Management and Strategy

AerSale has developed and implemented a comprehensive cybersecurity risk management program for identifying, assessing, and managing material risks to protect the confidentiality, integrity and availability of critical systems and information relevant to our business. Our program utilizes a risk-based approach and is designed based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”), and the Center for Internet Security (“CIS”), and shares common methodologies, reporting channels, and governance processes that apply across all areas of our enterprise risk management, including legal, compliance, operational, and financial risks.

AerSale’s comprehensive cybersecurity risk management program includes, among others:

●	a security awareness training agenda with topics relating to phishing, spams, viruses, insider threats, suspicious activity and procedures to escalate them, as well as other safety concerns. Certain training programs are employee targeted based on their individual job responsibilities and on the potential risks associated with such roles.
●	internal and external assessments, including audits and response simulations, to examine cybersecurity vulnerabilities and potential attack vectors to company systems, as well as evaluating the impact of these vulnerabilities in our operational and financial posture.
●	processes to identify and respond to material cybersecurity risks from third party service providers, and risk mitigation policies to reduce exposure to such risks.
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity threats or incidents.
●	when appropriate, use of external subject matter specialists, including assessors, consultants, auditors or other third parties, to provide incident response services and to conduct independent assessments of internal response readiness.
●	engagement in security practices that include physical, administrative and technical safeguards of systems and hardware.

We are not aware of any risks from cybersecurity threats, including any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Although our processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cybersecurity incident would not materially affect our business strategy, results of operations or financial condition. See “Risks Related to AerSale’s Business and Industry—Our business could be negatively affected by cyber or other security threats or other disruptions” in “Risk Factors” on page 13 of this Form 10-K.

Cybersecurity Governance

Our Board of Directors has overall responsibility for risk oversight, and has delegated the responsibility of cybersecurity and other information technology related risks to the Audit Committee of the Board of Directors, which oversees the implementation and continuous improvement of our comprehensive cybersecurity risk management program and compliance with disclosure requirements. The Audit Committee is provided with information, results of internal and external assessments, and updates on cybersecurity initiatives at Audit Committee meetings from our Chief Information Officer, and is responsible for reporting any findings and recommendations to the Board of Directors for consideration. Our team of cybersecurity professionals is led by our Chief Information Officer, a seasoned technology executive with over 20 years of experience in the cybersecurity field, a strong focus on systems and security, and a proven track record of leading cyber experts to protect organization from evolving threats. The cybersecurity team has the primary responsibility for AerSale’s comprehensive cybersecurity risk management program, and supervises internal personnel as well as external cybersecurity consultants. Our processes are designed to prevent and monitor cybersecurity incidents, allowing us to timely detect and respond to incidents through our cybersecurity response plan, which includes materiality evaluations based on the size and scope of the incident. This evaluation is documented in an incident report that is shared with the Chief Information Officer, Chief Financial Officer and Audit Committee to effectively manage resources to reduce risk and prevent future incidents.

ITEM 2          PROPERTIES

Our principal executive office is in Miami, Florida. In addition to our headquarters, we have the following operating locations:

	Facility:	Primary purpose:	Reporting Segment:
•	Goodyear, Arizona	Aircraft MRO, Storage, Modification and Disassembly	TechOps
	Roswell, New Mexico	Aircraft MRO, Storage, Disassembly, and Distribution	TechOps and Asset Management Solutions
•	Millington, Tennessee (1)	Aircraft MRO, Flight Control Surfaces and Disassembly	TechOps
•	Albuquerque, New Mexico	Landing Gear MRO	TechOps
•	Miami, Florida	Corporate Headquarters and Engineered Solutions Operations, Hydraulic, Pneumatic, PMA Operations, and Electro-Mechanical Component MROs	Corporate, TechOps, and Asset Management Solutions
•	Hialeah Gardens, Florida (2)	USM Sales, Shared Services, and Flight Control Surfaces	Corporate, TechOps, and Asset Management Solutions
•	Memphis, Tennessee	USM Sales and Distribution	TechOps
•	Dublin, Ireland	Flight Equipment Asset Management	Asset Management Solutions
•	Bridgend, United Kingdom	Regional Representative Sales Offices	Asset Management Solutions
•	Singapore	Regional Representative Sales Offices	Asset Management Solutions

To support our growth and long-term business goals, we have expanded our operational facilities;

(1)	In February 2023, we leased 112,000 square feet of hangar space expanding our narrow body on-airport MRO presence. This new facility will provide additional capacity to accommodate the increasing MRO demand. Hangar renovations have progressed as planned, and we expect to commence operations in this facility in the first quarter of 2024.

(2)	Effective September 1, 2022 we entered into a lease for our Miami structures shop consisting of 88,000 square feet in Hialeah Gardens, Florida, for a term expiring in 2032. This location will also serve as office space for USM sales and shared services personnel. Relocation of office personnel has been completed while the structures shop is delayed but expected to conclude during the first half of 2024.

Our Goodyear, Arizona, Roswell, New Mexico, and Millington, Tennessee facilities are on airport locations at the Phoenix Goodyear Airport, Roswell International Air Center, and Millington Regional Jetport, respectively, and are three of our FAA-authorized repair station operations centers focusing on airframe aircraft maintenance and storage. Combined, they feature over 760,000 square feet of hangar space with a capability of dry desert long-term storage for up to 650 aircraft. In addition to having airframe maintenance service offerings at these facilities, we have four FAA-authorized repair station operations in our Rio Rancho, New Mexico, Memphis, Tennessee, and Miami, Florida facilities that provide component MRO service offerings. Collectively, these facilities support the operations of our TechOps segment.

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

PART II

ITEM 5          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “ASLE”.

Holders of Record of our Common Stock

As of February 26, 2024, there were 7,518 holders of record of our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares of common stock are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We have not paid any cash dividends on our common stock to date. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, statutory requirements, and other factors that our Board of Directors may deem relevant. Currently, our Revolving Credit Agreement limits our ability to pay cash dividends. Accordingly, we are prohibited from declaring any cash dividends to holders of our common stock without amending or modifying the terms of our credit facility.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During the year ended December 31, 2023, we did not purchase any of our outstanding shares of common stock.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return for (i) our common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the S&P 500 Aerospace & Defense Index (“S&P A&D”) for the period from February 28, 2019, the first day Monocle’s common stock was traded following its initial public offering, through December 31, 2023. For the period between February 28, 2019 through December 22, 2020 the figures relate to Monocle’s common stock, and for the period between December 23, 2020 through December 31, 2023, the figures relate to AerSale’s common stock. The graph assumes an initial investment of $100 in Monocle’s common stock and in each of the S&P 500 and S&P A&D at the market close on February 28, 2019, and assumes reinvestment of dividends. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of AerSale under the Securities Act or the Exchange Act.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

ITEM 6         [RESERVED]

ITEM 7          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis together with the Consolidated Financial Statements. This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated by AerSale because of the factors described in the sections entitled “Risk Factors” and “Special Note Regarding Forward-looking Statements.” A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 is included in our Annual Report on Form 10-K for the year ending December 31, 2022, filed with the SEC on March 7, 2023 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are a worldwide provider of aftermarket commercial aircraft, engines, and their parts to passenger and cargo airlines, leasing companies, original equipment manufacturers (“OEM”), government and defense contractors, and maintenance, repair and overhaul (“MRO”) service providers. We report our activities in two business segments: Asset Management Solutions, comprised of activities that extract value from strategic Flight Equipment acquisitions either as whole assets or by disassembling for used serviceable material (“USM”), and TechOps, comprised of MRO activities for aircraft and their components, sales of internally developed engineered solutions and other serviceable products.

We focus on mid-life Flight Equipment and monetize them through our Asset Management Solutions segment. Asset Management Solutions’ activities include monetization of assets through the lease or sale of whole assets, or through disassembly activities in support of our USM-related activities. Our monetizing services have been developed to maximize returns on mid-life Flight Equipment throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at its retirement. We accomplish this by utilizing deep market and technical knowledge related to the management of Flight Equipment sales, leasing and MRO services. To extract value from the remaining flight time on whole assets, we provide flexible short-term (generally less than five years) leasing solutions of Flight Equipment to passenger and cargo operators across the globe. Once the value from the Flight Equipment’s flight time has been extracted, Flight Equipment is considered to be at or near the end of its useful life and is analyzed for return maximization as either whole asset sales or disassembled for sale as USM parts. Revenue from this segment is segregated between Aircraft and Engine depending on the asset type that generated the revenue. Lease revenue and the related depreciation from aircraft and engines installed on those aircraft are recognized under the Aircraft category. Revenue from sales of whole aircraft and related cost of sales are allocated between the Aircraft and Engine categories based on the allocated cost basis of the asset sold.

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

In addition to our aircraft and USM parts offerings, we develop Engineered Solutions consisting of Supplemental Type Certificates (“STCs”) that can be installed on existing Flight Equipment to improve performance, comply with regulatory requirements, or improve safety. An example of these solutions is the AerSafe® product line, which we designed and for which we obtained Federal Aviation Administration (“FAA”) approval to sell as a solution for compliance with the FAA’s fuel tank flammability regulations. Another example of these solutions is our AerAware™ product, an industry-leading, next generation Enhanced Flight Vision System (“EFVS”) that has recently received approval by the FAA for the Boeing B737NG product line. These products are proprietary in nature and function as non-OEM solutions to regulatory requirements and other technical challenges, often at reduced delivery time and cost for operators. In order to develop these products, we engage in research and development activities that are expensed as incurred.

Results of Operations

Sales and gross profit for AerSale’s two business segments for the years ended in December 31, 2023 and 2022 were as follows:

Year ended December 31, 2023 compared to the year ended December 31, 2022

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Percent Change
Revenue
Asset Management Solutions
Aircraft	$80,877	$101,511	(20.3)%
Engines	134,290	176,096	(23.7)%
	215,167	277,607	(22.5)%
TechOps
MRO	102,535	95,258	7.6%
Product Sales	16,583	11,942	38.9%
Whole Asset Sale	218	23,737	(99.1)%
	119,336	130,937	(8.9)%

Total	$334,503	$408,544	(18.1)%

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$22,739	$36,156	(37.1)%
Engines	44,916	82,075	(45.3)%
	67,655	118,231	(42.8)%
TechOps
MRO	20,428	21,111	(3.2)%
Product Sales	3,761	4,397	(14.5)%
Whole Asset Sale	577	7,655	(92.5)%
	24,766	33,163	(25.3)%

Total	$92,421	$151,394	(39.0)%

Total revenues for the year ended December 31, 2023 decreased by $74.0 million or 18.1% compared to 2022, driven by a decrease of $62.4 million, or 22.5%, within Asset Management Solutions and a decrease of $11.6 million, or 8.9%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased by $62.4 million to $215.2 million, or 22.5%, for the year ended December 31, 2023 compared to 2022, due to a $20.6 million decrease in revenues from Aircraft, and a $41.8 million decrease in revenues from Engines. The decrease in Aircraft revenue is primarily attributable to decreased activity in the B747 and B757 product lines due to lower Flight Equipment sales in the amount of $21.1 million resulting from softer demand in the freighter market, and lower leasing revenue of $6.3 million, partly offset by higher USM sales. The decrease in Engines revenue is primarily attributable to decreased activity in the RB211 and CF6-80 product lines as a result of lower Flight Equipment sales of $40.4 million, and lower leasing revenue of $7.9 million, partially offset by higher USM sales.

Cost of sales in Asset Management Solutions decreased by $11.9 million to $147.5 million, or 7.4%, for the year ended December 31, 2023 compared to 2022. The decrease in cost of sales was primarily driven by the sales decrease discussed above. Gross profit in Asset Management Solutions decreased by $50.6 million to $67.7 million, or 42.8%, for the year ended December 31, 2023 compared to 2022. The gross profit decrease is mainly attributable to lower revenue generated for the year ended December 31, 2023, as noted above.

Aircraft gross profit margins decreased to 28.1% for the year ended December 31, 2023, from 35.6% for the year ended December 31, 2022, due to lower margin on Flight Equipment sales resulting from lower mix of B757 freighters. Engines gross profit margins decreased to 33.4% for the year ended December 31, 2023, from 46.6% for the year ended December 31, 2022, mainly due to lower margin on Flight Equipment sales, partly offset by higher margin on USM sales.

TechOps

AerSale’s revenue from the TechOps segment decreased by $11.6 million to $119.3 million, or 8.9%, for the year ended December 31, 2023, compared to 2022. The decrease was primarily driven by the sale of Flight Equipment during 2022, which was acquired and dedicated to the TechOps segment prior to its ultimate sale, partly offset by higher revenues from component repair activities and heavy MRO services.

Cost of sales in TechOps decreased by $3.2 million to $94.6 million, or 3.3%, for the year ended December 31, 2023 compared to 2022, driven by costs generated from the sale of Flight Equipment of $16.1 million, partially offset by cost associated with revenue fluctuations noted above. Gross profit in TechOps decreased $8.4 million to $24.8 million, or 25.3%, for the year ended December 31, 2023, compared to 2022, driven by the profit generated from the sale of Flight Equipment of $7.1 million, and lower gross profit on Product sales and MRO services. Gross profit margin decreased to 20.8% for the year ended December 31, 2023 compared to 25.3% for the year ended December 31, 2022, and was largely attributable to margins generated from the sales of Flight Equipment of 32.2% for the year ended December 31, 2022, as well as lower margin on MRO services of 19.9% for the year ended December 31, 2023 compared to 22.2% for the year ended December 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $6.9 million to $103.2 million, or 7.1%, for the year ended December 31, 2023, as compared to 2022. The increase was mostly related to Company-wide cost of living adjustments, additional headcount, along with higher facility costs focused on increasing MRO capacity, as well as higher legal costs incurred.

Change in fair value of warrant liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants was determined using the Black-Scholes option pricing model. For the year ended December 31, 2023, we recorded a $2.3 million gain on the change in fair value of the warrant liability, compared to a $0.5 million loss in the prior year.

Interest Income (Expense), Net

Interest income, net for the year ended December 31, 2023 was $0.2 million, as compared to $1.1 million for the year ended December 31, 2022. The decrease in interest income, net is due to deployment of cash on feedstock acquisitions.

Other Income, Net

Other income, net for the year ended December 31, 2023 decreased by $1.6 million to $0.7 million, as compared to 2022 primarily due to the collection of insurance proceeds during 2022 in the amount $4.3 million for the full settlement of the Air Indus insurance claim, of which $1.8 million was classified as other income, net.

Income Taxes

The effective tax rate for the year ended December 31, 2023 was 27.5% compared to 24.2% for the year ended December 31, 2022. The increase in the effective tax rate was mainly a result of a valuation allowance release offset and an increase in credits offset by higher nondeductible executive compensation. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2023, was primarily due to the impact of a valuation allowance release and an increase in credits offset by executive compensation. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2022, was primarily due to the impact of state income taxes, a valuation allowance and permanent differences partially offset by the foreign derived intangible income deduction.

Financial Position, Liquidity and Capital Resources

As of December 31, 2023, we had $5.9 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $29.0 million outstanding under the Revolving Credit Agreement as of December 31, 2023, and we had $131.0 million of availability thereunder. We used cash in operations of $174.2 million, mostly for feedstock acquisitions of $131.9 million, generated cash from investing activities of $3.1 million, and generated cash from financing activities in the amount of $29.7 million for the year ended December 31, 2023.

During the year ended December 31, 2023, we entered into a revolving term loan collateralized by our property and equipment (the “Equipment Loan”), and borrowed $8.6 million, which remained outstanding as of December 31, 2023.

We believe our equity base, internally generated funds, and existing availability under our debt facilities are sufficient to maintain our level of operations over the next 12 months. Any projections of future cash needs and cash flows beyond the next twelve months are subject to substantial uncertainty, but we believe our sources of liquidity, as discussed above, will be sufficient to meet our long-term cash requirements. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

We may, from time to time, purchase our outstanding shares of common stock through cash purchases and/or exchanges for equity or debt, open-market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, legal and regulatory considerations, contractual restrictions and other factors. Purchases, if any, will be funded through our available cash from operations. The amounts involved may be material.

Cash Flows—Year ended December 31, 2023 compared to Year ended December 31, 2022

Cash Flows from Operating Activities

Net cash used in operating activities was $174.2 million for the year ended December 31, 2023 compared to cash used of $0.1 million for the same period in 2022. The increase in cash deployed of $174.1 million was primarily due to feedstock acquisitions of $131.9 million and the impact of lower results from operations.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.1 million for the year ended December 31, 2023, compared to cash provided of $41.4 million in the same period for 2022. Cash provided by investing activities during the years ended December 31, 2023 and 2022 was driven by Flight Equipment sales.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $29.7 million, compared to cash used of $24.3 million in the same period for 2022. The cash provided by financing activities during 2023 was primarily related to the proceeds from the Equipment Loan, as more fully described below, as well as borrowing under our Revolving Credit Agreement. The cash used in financing activities in 2022 was primarily driven by the repurchase of common stock.

Debt Obligations and Covenant Compliance

Wells Fargo Senior Secured Revolving Credit Facility

Effective July 25, 2023, we amended our Revolving Credit Agreement to increase our maximum commitments under the Revolving Credit Agreement to $180.0 million aggregate amount, expandable to $200.0 million, subject to conditions and the availability of lender commitments and borrowing base limitations, and to extend the maturity date to July 24, 2028, subject to certain conditions.

Prior to the amendment, our Revolving Credit Agreement was scheduled to mature on March 12, 2024, and provided commitments for a $150.0 million revolving credit facility, including a $10.0 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans, which has been retained.

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

As of December 31, 2023, there was $29.0 million outstanding under the Revolving Credit Agreement and we had $131.0 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of December 31, 2023.

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

During the year ended December 31, 2023, the Company borrowed $8.6 million under this facility, which remained outstanding as of December 31, 2023.

We were in compliance with our debt covenants for the Equipment Loan as of December 31, 2023.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of December 31, 2023. Refer to Note Q – Leases within our Consolidated Financial Statements in this Annual Report for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics, a subsidiary of Elbit Systems, valued at $33.1 million for the acquisition of technical equipment for manufacturing our AerAware™ product. The commitment is expected to be satisfied by the fourth quarter of 2024.

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Refer to Note B to the Consolidated Financial Statements in Item 8 of this Annual Report for a listing of our significant accounting policies and estimates. The following is a summary of critical accounting estimates and additional information on the level of uncertainty regarding relevant changes to the estimates and assumptions.

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

We evaluate this ratio periodically, and if necessary, update our sales estimates and make prospective adjustments to this ratio. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated sales value at the time of the review. Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of sales when associated parts are sold. During the year ended December 31, 2023, we adjusted the estimated return in certain product lines as a result of new material received into inventory as well as changes in demand for certain product lines. During the year ended December 31, 2023, there were no adjustments to the inventory reserve.

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note B to AerSale’s Consolidated Financial Statements included in this Annual Report.

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the Equipment Loan, which have variable interest rates tied to SOFR. As of December 31, 2023, we had $29.0 million outstanding variable rate borrowings under the Revolving Credit Agreement and $8.6 million outstanding variable rate borrowings under the Equipment Loan. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of December 31, 2023 would increase our annual interest expense by $0.4 million.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions are denominated in local currency.  A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the year ended December 31, 2023.

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AERSALE CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AerSale Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of AerSale Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017

Miami, Florida
March 8, 2024

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31,	December 31,
	2023	2022
Current assets:
Cash and cash equivalents	$5,873	$147,188
Accounts receivable, net of allowance for credit losses of $978 and $1,074 as of December 31, 2023 and December 31, 2022	31,239	28,273
Income tax receivable	1,628	-
Inventory:
Aircraft, airframes, engines, and parts, net	177,770	117,488
Advance vendor payments	28,638	27,585
Deposits, prepaid expenses, and other current assets	19,626	13,022
Total current assets	264,774	333,556
Fixed assets:
Aircraft and engines held for lease, net	26,475	31,288
Property and equipment, net	27,692	12,638
Inventory:
Aircraft, airframes, engines, and parts, net	151,398	66,042
Operating lease right-of-use assets	27,519	31,624
Deferred income taxes	12,203	11,287
Deferred financing costs, net	1,506	544
Deferred customer incentives and other assets, net	525	628
Goodwill	19,860	19,860
Other intangible assets, net	21,986	24,112
Total assets	$553,938	$531,579

Current liabilities:
Accounts payable	$29,899	$21,131
Accrued expenses	5,478	8,843
Lessee and customer purchase deposits	1,467	17,085
Current operating lease liabilities	4,593	4,426
Current portion of long-term debt	1,278	-
Deferred revenue	2,998	1,355
Total current liabilities	45,713	52,840
Revolving credit facility	29,000	-
Long-term debt	7,281	-
Long-term lease deposits	102	152
Long-term operating lease liabilities	24,377	28,283
Maintenance deposit payments and other liabilities	64	668
Warrant liability	2,386	4,656
Total liabilities	108,923	86,599
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 52,954,430 and 51,189,461 shares as of December 31, 2023 and December 31, 2022	5	5
Additional paid-in capital	311,739	306,141
Retained earnings	133,271	138,834
Total stockholders' equity	445,015	444,980
Total liabilities and stockholders’ equity	$553,938	$531,579

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2023	2022	2021
Revenue:
Products	$217,455	$284,554	$209,881
Leasing	14,513	28,732	30,657
Services	102,535	95,258	99,899
Total revenue	334,503	408,544	340,437
Cost of sales and operating expenses:
Cost of products	155,376	176,074	139,475
Cost of leasing	4,599	6,929	9,804
Cost of services	82,107	74,147	71,766
Total cost of sales	242,082	257,150	221,045
Gross profit	92,421	151,394	119,392
Selling, general, and administrative expenses	103,191	96,348	77,498
Payroll support program proceeds	-	-	(14,768)
(Loss) income from operations	(10,770)	55,046	56,662
Other income (expenses):
Interest income (expense), net	155	1,093	(980)
Other income, net	666	2,268	458
Unrealized loss on investment	-	-	(5,421)
Change in fair value of warrant liability	2,270	(525)	(2,945)
Total other income (expenses)	3,091	2,836	(8,888)
(Loss) income before income tax provision	(7,679)	57,882	47,774
Income tax benefit (expense)	2,116	(14,021)	(11,659)
Net (loss) income	(5,563)	43,861	36,115

(Loss) earnings per share:
Basic	$(0.11)	$0.85	$0.84
Diluted	$(0.15)	$0.83	$0.76
Weighted average shares outstanding:
Basic	51,291,424	51,568,436	43,193,995
Diluted	51,457,821	53,145,639	47,310,100

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2023, 2022, and 2021

AerSale Corporation Stockholders

(in thousands, except share data)

			Additional				Total
	Common stock		paid-in	Retained	Shares of	Treasury Stock,	stockholders’
	Amount	Shares	capital	earnings	Treasury Stock	at cost	equity
Balance at December 31, 2020	$4	41,046,216	$292,593	$58,858	-	$-	$351,455
Issuance of Earn-Out shares	-	3,709,803	(694)	-	-	-	(694)
Shares issued upon exercise of warrants	-	807,114	9,282	-	-	-	9,282
Shares tendered for cashless redemption of public warrants	1	6,079,966	(1)	-	-	-	-
Share-based compensation	-	30,000	12,721	-	-	-	12,721
Net income	-	-	-	36,115	-	-	36,115
Balance at December 31, 2021	$5	51,673,099	$313,901	$94,973	-	$-	$408,879
Shares issued upon exercise of warrants	-	47,867	-	-	-	-	-
Shares issued under the 2020 Employee Stock Purchase Plan	-	46,726	538				538
Shares issued under the 2020 Equity Incentive Plan	-	921,769	-				-
Shares surrendered for tax withholdings on equity awards	-	-	(2,592)	-	-	-	(2,592)
Purchase of treasury stock	-	-	-	-	1,500,000	(22,204)	(22,204)
Retirement of treasury stock	-	(1,500,000)	(22,204)	-	(1,500,000)	22,204	-
Share-based compensation	-	-	16,498	-	-	-	16,498
Net income	-	-	-	43,861	-	-	43,861
Balance at December 31, 2022	$5	51,189,461	$306,141	$138,834	-	$-	$444,980
Shares issued under the 2020 Employee Stock Purchase Plan	-	45,755	566	-	-	-	566
Shares issued under the 2020 Equity Incentive Plan	-	1,719,214	-	-	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(7,019)	-	-	-	(7,019)
Share-based compensation	-	-	12,051	-	-	-	12,051
Net loss	-	-	-	(5,563)	-	-	(5,563)
Balance at December 31, 2023	$5	52,954,430	$311,739	$133,271	-	$-	$445,015

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(5,563)	$43,861	$36,115
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,459	10,984	12,998
Amortization of debt issuance costs	400	455	494
Amortization of operating lease assets	359	873	-
Inventory reserve	1,507	2,376	6,942
Impairment of aircraft held for lease	-	857	-
Provision for credit losses	-	(395)	212
Deferred income taxes	(916)	(2,387)	(3,192)
Change in fair value of warrant liability	(2,270)	525	2,945
Share-based compensation	12,051	16,498	12,721
Loss on related party investment	-	-	5,421
Gain on legal settlement	-	(1,695)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,966)	(1,029)	(3,342)
Income tax receivable	(1,628)	-	-
Inventory	(168,632)	(37,637)	(35,672)
Deposits, prepaid expenses, and other current assets	(6,604)	2,923	12,685
Deferred customer incentives and other assets	103	893	(333)
Advance vendor payments	(1,052)	(13,298)	(8,090)
Accounts payable	8,768	1,164	3,603
Income tax payable	-	(3,443)	2,157
Accrued expenses	(3,537)	417	(1,280)
Deferred revenue	1,643	(1,505)	265
Lessee and customer purchase deposits	(15,668)	(18,027)	34,690
Other liabilities	(604)	(2,523)	(260)
Net cash (used in) provided by operating activities	(174,150)	(113)	79,079
Cash flows from investing activities:
Proceeds from sale of assets	14,450	52,771	17,095
Proceeds from legal settlement, net	-	4,195	-
Acquisition of aircraft and engines held for lease, including capitalized cost	-	(7,133)	(2,383)
Purchase of property and equipment	(11,359)	(8,462)	(1,508)
Net cash provided by investing activities	3,091	41,371	13,204
Cash flows from financing activities:
Proceeds from long-term debt	8,559	-	-
Proceeds from Revolving Credit Agreement	82,700	-	-
Repayments of Revolving Credit Agreement	(53,700)	-	-
Payments of debt issuance costs	(1,362)	-	-
Purchase of treasury stock	-	(22,204)	-
Cash paid for employee taxes on withholding shares	-	-	(694)
Taxes paid related to net share settlement of equity awards	(7,019)	(2,592)	-
Proceeds from exercise of warrants	-	-	9,282
Proceeds from the issuance of Employee Stock Purchase Plan shares	566	538	-
Net cash provided by (used in) financing activities	29,744	(24,258)	8,588

(Decrease) increase in cash and cash equivalents	(141,315)	17,000	100,871
Cash and cash equivalents, beginning of period	147,188	130,188	29,317
Cash and cash equivalents, end of period	$5,873	$147,188	$130,188

Supplemental disclosure of cash activities
Income tax payments, net	1,159	21,489	8,340
Interest paid	1,520	573	595
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) aircraft and engine held for lease, net	19,374	(25,803)	(7,002)
Reclassification of customer purchase deposits to sale of assets	-	12,500	-
Reclassification of amounts due from related party to investments	-	-	5,421

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

Through its TechOps segment, the Company also operates six Federal Aviation Administration (“FAA”) Title 14 Code of Federal Regulations Part 145 Certified Repair Facilities (the MROs) located in Goodyear, Arizona, Millington, Tennessee, Roswell and Albuquerque, New Mexico, as well as two facilities in Miami, Florida. These facilities provide the Company flexibility and control to quickly prepare Company aircraft, engines, and inventory for market, as their selective refurbishment is frequently required to meet customers’ unique demand. In addition to maintaining the Company’s fleet of aircraft, the MROs provide external customer support for maintaining their aircraft with general maintenance, preservation, lease return work, repair services, and long-term storage programs. Leveraging its robust engineering team, TechOps also provide highly specialized technical support to our MRO facilities, as well as developing advanced technical repairs, modifications and products marketed as Engineered Solutions. This business unit includes the design, manufacture, and installation of new products, systems, and services that can enhance aircraft performance, safety, and service life.

NOTE B -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated upon consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Accounts Receivable

Accounts receivable include amounts receivable from customers for aircraft and engine parts sales, aircraft and engine basic and supplemental rents, and aircraft services. Contingent rents, also referred to as supplemental rent, which are unbilled, are also included in accounts receivable.

The Company sells to a variety of customers worldwide. For certain transactions and customers not requiring payment in full prior to shipment of goods, the Company extends credit based on an evaluation of the customers’ financial condition. The Company monitors exposure to credit losses and maintains an allowance for doubtful accounts for estimated losses in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current market conditions, customers’ financial condition, amount of receivables in dispute, current receivables aging, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. A rollforward of the allowance for credit losses is as follows (in thousands):

	2023	2022
Balance at beginning of year	$1,074	$1,692
Provision	-	(395)
Write-offs	(96)	(223)
Balance at end of year	$978	$1,074

On June 9, 2014, an aircraft leased to Air Indus suffered significant damage as the result of a terrorist attack. At that time, the Company recorded an impairment to the asset of $2.5 million to adjust the carrying amount to the estimated residual value of $1.1 million. The Company filed an insurance claim and recorded an insurance receivable of $2.5 million, offsetting the impairment loss, which was recorded in accounts receivable in the Company’s Consolidated Balance Sheet as of December 31, 2021. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the probable amount of the insurance recovery, limited to the amount of the loss recognized, was recorded as the insurance receivable. Effective November 30, 2022, a final settlement was reached and insurance proceeds net of expenses of $4.2 million were received, of which $1.7 million was classified as other income, net on the Consolidated Statement of Operations.

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

The Company evaluates this ratio periodically, and if necessary, updates sales value estimates and makes prospective adjustments to this ratio on a product line basis. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated sales value at the time of the review. The Company recorded additional inventory reserves due to this LCM valuation, which is reflected as a component of cost of products in the Consolidated Statements of Operations. These additional inventory reserves were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Inventory reserves	$-	$1,845

Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of products when associated parts are sold.

The Company periodically evaluates its complete aircraft and engines in inventory and Flight Equipment held for lease to determine if events or market circumstances indicate that the assets’ most likely disposition has changed. Should conditions prevail at the time of the Company’s Consolidated Balance Sheets that would suggest a more likely use as an asset held for lease rather than sale or disassembly for parts inventory or vice versa, it will be reclassified at its then-current book value between inventory and fixed asset - aircraft and engines held for lease, net. This transaction is a noncash item and if it occurs, is reflected in the schedule of supplemental cash flows.

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

	Year Ended December 31,
	2023	2022
Scrap loss reserves	$1,507	$261

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 2 to 15 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized.

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. Our annual assessment date for goodwill is October 1st.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit, including market multiples, discount rates, etc.

The Company performed a quantitative impairment analysis as of October 1, 2023 and a qualitative impairment analysis as of October 1, 2022 on the goodwill for the Asset Management Solutions and TechOps segments (see Note P – Business Segments for a discussion about our business segments), and updated through December 31, 2023 and 2022, respectively, concluding that the fair value of each reporting unit exceeded their carrying values, and thus no impairment was recorded.

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

Other intangible assets with indefinite lives are assessed for impairment annually, or more frequently when events or circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition. Our annual assessment date for indefinite lived intangible assets is July 1st. The Company performed a quantitative impairment analysis as of July 1, 2023 and 2022 on the indefinite lived intangible assets and concluded there were no impairments.

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

Revenue Recognition

Products Revenue — Used Serviceable Material (“USM”) Sales

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

Products Revenue — Whole Asset Sales

Revenues from whole asset sales are measured based on consideration specified in the contract with the customer. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, condition of the whole asset, bill of sale, and the assignment of rights and warranties from the Company to the customer. The Company has identified the transfer of the whole asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of whole assets) and is explicitly stated in each contract. Whole asset sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer is the date the customer obtains control over the asset, resulting in the recognition of revenue. Payment is required in full upon customers’ acceptance of the whole asset on the date of the transfer, unless the Company extends credit terms to customers it deems creditworthy.

Leasing Revenue

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

Services Revenue

Services revenue is recognized as performance obligations are fulfilled and the benefits are transferred to the customer. At contract inception, we evaluate if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations. In some cases, our service contract with the customer is considered one performance obligation as it includes factors such as the good or service being provided is significantly integrated with other promises in the contract, the service provided significantly modifies or customizes the other good or service or the goods or services are highly interdependent or interrelated with each other. If the contract has more than one performance obligation, the Company determines the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on their relative standalone selling prices.

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

For our performance obligations that are satisfied over time, we measure progress in a manner that depicts the performance of transferring control to the customer. As such, we utilize the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. We are required to make certain judgments and estimates, including estimated revenue and cost of sales, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs, and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results. Under most of our MRO contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

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

Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) earnings attributable to the Company’s common stockholders by the weighted average number of common shares outstanding during the periods. Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares.

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

New Accounting Pronouncements Adopted

On January 7, 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate (“LIBOR”) to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2022, any new hedging relationships entered into after December 31, 2022, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2022, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Based on our review of our key material contracts through December 31, 2023, ASU 2021-01 does not have a material impact to our consolidated financial statements.

On February 2016, FASB issued Leases (Topic 842), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, Codification Improvements to Topic 842: Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Topic 842 became effective for the Company for the annual period beginning on January 1, 2022, and the impact was recorded retroactively at the beginning of the period of adoption through a cumulative-effect adjustment. We elected the practical expedients, which permits us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases and (iii) indirect costs for any existing leases. In addition, we have elected the practical expedients to not separate lease and non-lease components for both lessee and lessor relationships and to not apply the recognition requirements to leases with terms of less than 12 months. Upon adoption of ASC 842 on January 1, 2022, we recognized operating lease right of use (“ROU”) assets of $13.2 million and operating lease liabilities of $13.4 million on our Consolidated Balance Sheet. The adoption of ASC 842 did not have a material impact on the Consolidated Statements of Operations or Cash Flows.

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

On June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In November 2018, FASB issued ASU No. 2018-19, Codification Improvements to Topic 326: Financial Instruments — Credit Losses. ASU No. 2018-19 amends the scope and transition requirements of ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 became effective for the Company beginning January 1, 2023, and was adopted on a modified retrospective approach. This ASU did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, the amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of this guidance on our financial statements.

There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our consolidated financial statements.

CARES Act

The Company sought financial assistance under the CARES Act. Certain of the Company’s subsidiaries received $16.4 million from the U.S. Treasury Department (“Treasury”) through the Payroll Support Program (“PSP1”) under the

CARES Act, of which $12.7 million was received prior to December 31, 2020 and the remaining amount was received during the first quarter of 2021. As part of the Payroll Support Extension Law (“PSP Extension Law”), the Company entered into an agreement with the U.S. Department of the Treasury (“PSP2”) on March 4, 2021 for the receipt of relief funds of $5.5 million during 2021. Pursuant to the American Rescue Plan Act of 2021 (“ARP”), we entered into an agreement (“PSP3”) with the U.S. Department of the Treasury on April 16, 2021 and received relief funds of an additional $5.5 million, bringing the total to $14.7 million during 2021. No relief funds were received during 2023.

In connection with the financial assistance the Company received under the Payroll Support Program, it was required to comply with certain provisions of the CARES Act, all of which have expired as of December 31, 2023, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; and the requirement against involuntary terminations and furloughs and reductions in employee pay rates and benefits from the signing date of the Payroll Support Program agreement through September 30, 2021. The agreement required the Company to issue a recall to any employee who was terminated or furloughed between October 1, 2020 and March 4, 2021 and enable such employee to return to employment. In addition, the Company was limited on the payment of certain employee compensation through April 1, 2023. Since inception, we have been in compliance with all of the provisions of the CARES Act.

NOTE C - SIGNIFICANT RISKS AND UNCERTAINTIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company conducts business in certain foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, the Company is subject to a variety of risks such as civil strife, political risk, import and export regulations, compliance with foreign laws, treaties, regulations, uncertainties arising from foreign local business practices, difficulty in repossessing Flight Equipment when a lessee defaults, cultural considerations, restriction on fund transfers, and exposure to the FCPA and other anti-bribery laws.

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

During the year ended December 31, 2023, two customers accounted for 25% of total revenue. During the years ended December 31, 2022 and 2021, one customer accounted for 19% and 14% of total revenue, respectively, which was related to nonrecurring transactions with different customers that was collected during the respective years. One customer made up 20% of our trade receivable balance as of December 31, 2023. No customer made up more than 10% of our trade receivable balance as of December 31, 2022.

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

The contract assets are as follows (in thousands):

	December 31, 2023	December 31, 2022	Change
Contract assets	$6,474	$7,277	$(803)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our Consolidated Balance Sheets. Changes in contract assets primarily results from the timing difference between our performance of services. Contract liabilities are reported as deferred revenue on our Consolidated Balance Sheets and amounted to $1.4 million as of December 31, 2022, of which $1.1 million was related to contract liabilities for services to be performed. For the year ended December 31, 2023, we recognized as revenue the entire opening balance of our contract liabilities as the timing between customer payments and our performance of the services is a short period of time and generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue (in thousands):

	Year Ended December 31,
	2023
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$63,418	$15,278	$78,696
Whole asset sales	137,236	218	137,454
Engineered solutions	-	1,305	1,305
Total products	200,654	16,801	217,455
Leasing	14,513	-	14,513
Services	-	102,535	102,535
Total revenues	$215,167	$119,336	$334,503

	Year Ended December 31,
	2022
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$50,125	$8,146	$58,271
Whole asset sales	198,750	23,737	222,487
Engineered solutions	-	3,796	3,796
Total products	248,875	35,679	284,554
Leasing	28,732	-	28,732
Services	-	95,258	95,258
Total revenues	$277,607	$130,937	$408,544

	Year Ended December 31,
	2021
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$44,409	$4,884	$49,293
Whole asset sales	156,944	-	156,944
Engineered solutions	-	3,644	3,644
Total products	201,353	8,528	209,881
Leasing	30,657	-	30,657
Services	-	99,899	99,899
Total revenues	$232,010	$108,427	$340,437

NOTE E-INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Used serviceable materials	$120,053	$73,827
Work-in-process	22,270	16,659
Whole assets	186,845	93,044
	$329,168	183,530
Less short term	(177,770)	(117,488)
Long term	$151,398	$66,042

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

The Company’s goodwill and intangible assets as defined by ASC 350 are related to its acquired subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT” or “AerSale AeroStructures - Miami”), which are included in the TechOps segment, as well as Qwest Air Parts (“Qwest”), which is included under the Asset Management Solutions segment.

Goodwill and other intangibles consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

The Company performed its annual quantitative impairment analysis as of July 1, 2023 and 2022 on the indefinite lived intangible assets and concluded there were no impairments. The Company performed a quantitative impairment analysis as of October 1, 2023 and a qualitative impairment analysis as of October 1, 2022 on the goodwill for the Asset Management Solutions and TechOps segment, and concluded there was no impairment.

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	December 31, 2023	December 31, 2022
Qwest:
Customer relationships	10	$5,163	$6,136
ALGS:
Customer relationships	10	30	50
ACS:
Customer relationships	10	1,033	1,243
ACT:
Customer relationships	10	5,430	6,353
Total intangible assets with definite lives		$11,656	$13,782

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$2,126	$2,136	$2,132

The estimated aggregate amount of amortization expense for intangible assets in each fiscal year from 2024 through 2028 is $2.1 million. Accumulated amortization amounted to $9.3 and $7.2 million as of December 31, 2023 and December 31, 2022, respectively.

There has been no goodwill activity for the years ended December 31, 2023 and 2022.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred. No triggering events have been identified for the periods reported.

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
	In Years	December 31, 2023	December 31, 2022
Tooling and equipment	7 - 15	$16,024	$14,649
Furniture and other equipment	5	12,076	10,090
Computer software	5	2,374	2,152
Leasehold improvements	3 - 10	16,269	7,390
Equipment under capital lease	5	192	192
Flight equipment held for R&D	2	7,784	-
		54,719	34,473
Less accumulated depreciation		(27,027)	(21,835)
		$27,692	$12,638

Depreciation expense, which includes amortization of equipment under capital lease, was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$3,736	$2,242	$1,997

NOTE H - AIRCRAFT AND ENGINES HELD FOR LEASE AND LEASE RENTAL

Aircraft and engines held for operating leases, net, consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Aircraft and engines held for lease	$58,136	$83,902
Less accumulated depreciation	(31,661)	(52,614)
	$26,475	$31,288

The Company did not record an impairment of leased assets during the years ended December 31, 2023 and 2021, respectively. The Company recorded an impairment $0.9 million for the year ended December 31, 2022, and is included in cost of leasing in the Consolidated Statements of Operations.

Total depreciation expense included in cost of leasing in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$4,597	$6,606	$8,869

Contingent rental fees recognized as revenues related to supplemental rent were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contingent rental fees	$7,693	$12,776	$8,218

The Company’s current operating lease agreements for Flight Equipment on lease expire over the next two to nine months. The minimum future lease rentals contracted to be received under these existing operating leases of Flight Equipment at December 31, 2023 are $5.1 million, all expected to be received in 2024. These amounts are based upon the assumption that Flight Equipment under operating leases will remain on lease for the length of time specified by the respective lease agreements.

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

Borrowings under the Revolving Credit Agreement (as defined in Note L – Financing Arrangements) approximate fair value due to the variable interest rate on the facility and the recent amendment during the year. The Company’s borrowings under the Revolving Credit Agreement are carried at historical cost and adjusted for principal payments.

Borrowings under the Equipment Loan (as defined in Note L – Financing Arrangements) approximate fair value due to the variable interest rate on the loan and its origination during the year ended December 31, 2023. The Company’s borrowings under the Equipment Loan are carried at historical cost and adjusted for principal payments.

NOTE J - ACCRUED EXPENSES

The following is a summary of the components of accrued expenses (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation and related benefits	$2,241	$6,040
Accrued legal fees	854	716
Commission fee accrual	260	251
Accrued federal, state and local taxes and fees	105	142
Other	2,018	1,694
	$5,478	$8,843

NOTE K - WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding as of December 31, 2023 and 2022, respectively. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”), and 17,250,000 warrants were public warrants (the “Public Warrants”) that were exercisable immediately following the Closing.

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

Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. During 2022, a private warrant holder initiated a cashless exercise of 126,166 warrants for the purchase of shares of common stock at an exercise price of $11.50 per share (remaining term on exercised warrants at December 31, 2023 was 2.0 years) and we issued 47,867 shares of common stock based on the fair value at the date of exercise of $18.5306 per share. The remaining Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation, as applicable. The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a

Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Consolidated Statements of Operations. The fair value of the Private Warrants as of December 31, 2021 was determined using the market price of the Company’s public warrants adjusted for their lack of liquidity. Effective December 29, 2021 all public warrants were redeemed on a cashless basis and ceased trading on Nasdaq. As a result, the Black-Scholes option pricing model was adopted to determine the fair value of the Private Warrants. The following table represents the assumptions for the Black-Scholes option-pricing model used in determining the fair value of the Private Warrants as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Risk-free interest rate	3.84%	3.99%
Expected volatility of common stock	41.66%	42.44%
Dividend yield	-	-
Expected option term in years	2.0	3.0

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

NOTE L - FINANCING ARRANGEMENTS

Outstanding debt obligations as of December 31, 2023 and 2022 consisted of the following (in thousands):

December 31,
2023
$180.0 million Wells Fargo Senior Secured Revolving Credit Facility	$29,000
$10.0 million Synovus Property and Equipment Revolving Term Loan	8,559
Total	37,559
Less current portion	(1,278)
Total long-term portion	$36,281

At December 31, 2023 and 2022, total deferred financing costs were $1.5 and $0.5 million, respectively. Amortized debt issuance costs are recorded in interest expense through maturity of the related debt using the straight-line method, which approximates the effective interest method.

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$400	$455	$494

$180.0 million Wells Fargo Senior Secured Revolving Credit Facility

On July 20, 2018, AerSale Inc. and other subsidiary borrowers entered in a secured amended and restated Revolving Credit Agreement (as amended, the “Revolving Credit Agreement”).  The Revolving Credit Agreement provided for a $110.0 million aggregate amount of revolver commitments subject to borrowing base limitations and a maturity date of July 20, 2021. The Revolving Credit Agreement included a $10 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans”. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes.

On March 9, 2023, we amended the Revolving Credit Agreement to replace the benchmark rate from LIBOR to Secured Overnight Financing Rate (“SOFR”).

On July 25, 2023, the Revolving Credit Agreement was amended to increase the maximum commitments thereunder to $180.0 million aggregate amount, expandable to $200.0 million, subject to conditions and the availability of lender commitments and borrowing base limitations, and the maturity date was extended to July 24, 2028.

As of December 31, 2023, the outstanding balance under the Revolving Credit Agreement was $29.0 million and at December 31, 2023 the Company had $131.0 million of availability, subject to borrowing base limitations.

As of December 31, 2022, there was no outstanding balance under the Revolving Credit Agreement.

The obligations of AerSale, Inc. under the Revolving Credit Agreement are guaranteed by the Company, and other subsidiaries of AerSale, Inc. may be designated as borrowers on a joint and several basis. Such obligations are also secured by substantially all of the assets of the Company.

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of SOFR plus a margin of 2.75%. The interest rate as of December 31, 2023 was 7.69%.

The interest rate applicable to loans outstanding on the Revolving Credit Agreement prior to March 9, 2023, was a floating rate of interest per annum of LIBOR plus a margin of 3.5%. The interest rate as of December 31, 2022 was 9.50%.

Interest expense on the Revolving Credit Agreement was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense	$733	$2	$4

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company and the borrowers with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company and borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of December 31, 2023 and 2022.

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

The Equipment Loan bears interest at a rate per annum equal to one-month SOFR plus 3.50%, which will be adjusted monthly. The effective rate on this facility as of December 31, 2023 was 8.84%. Interest expense on the Equipment Loan for the year ended December 31, 2023 was $0.4 million. Maturities of the Equipment Loan as of December 31, 2023 are as follows (in thousands):

Year ending December 31:
2024	$1,278
2025	2,727
2026	2,971
2027	1,583
Total payments	$8,559

The Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of December 31, 2023.

NOTE M - INCOME TAXES

Income tax (benefit) expense consists of (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2023:
U.S. federal	$(1,570)	$(806)	$(2,376)
U.S. state	128	(110)	18
Foreign	242	-	242
Total income tax (benefit) expense	$(1,200)	$(916)	$(2,116)

	Current	Deferred	Total
Year Ended December 31, 2022:
U.S. federal	$10,537	$(862)	$9,675
U.S. state	3,015	(405)	2,610
Foreign	2,856	(1,120)	1,736
Total income tax expense (benefit)	$16,408	$(2,387)	$14,021

	Current	Deferred	Total
Year Ended December 31, 2021:
U.S. federal	$11,003	$(1,899)	$9,104
U.S. state	1,780	(402)	1,378
Foreign	2,068	(891)	1,177
Total income tax expense (benefit)	$14,851	$(3,192)	$11,659

Tax Rate Reconciliation

The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2023, 2022 and 2021 due to the following (in thousands):

	2023	2022	2021
Provision for income tax at the federal statutory rate	$(1,613)	$12,155	$10,033
State taxes	165	1,959	1,357
Permanent differences	(328)	218	755
Change in valuation allowance	(1,313)	17	1,012
Executive compensation	3,016	2,562	1,934
Return to provision	151	591	659
FDII deduction	-	(3,014)	(4,093)
R&D credit	(1,174)	-	-
Stock-based compensation	(1,020)	-	-
Other	-	(467)	2
Total income tax (benefit) expense	$(2,116)	$14,021	$11,659

Significant Components of Deferred Taxes

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating losses	$2,005	$94
Foreign tax credit carryforwards	1,109	67
Inventory basis differences	9,269	10,511
Maintenance deposit payments	-	154
Deferred revenue	726	328
Allowance for doubtful accounts	237	285
Start up costs	634	688
Stock-based compensation	966	1,408
Outside basis difference	-	1,313
Accrued expenses	22	908
Section 174 capitalization	2,971	1,722
Lease obligations	7,010	7,922
R&D credit	434	-
Other	445	190
Total deferred tax assets	25,828	25,590
Deferred tax liabilities:
Fixed assets	(6,489)	(5,167)
Right-of-use assets	(6,659)	(7,659)
Intangible assets	(477)	(164)
Total deferred tax liabilities	(13,625)	(12,990)
Valuation Allowances	-	(1,313)
Deferred income taxes, net	$12,203	$11,287

The deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. After considering all of the evidence, both positive and negative, it was determined that it is more likely than not, that the benefit from an outside basis difference of an investment acquired in 2022 will not be realized. Accordingly, the Company has recorded a valuation allowance of $1.3 million on the deferred tax assets related to the outside basis difference as of December 31, 2023.

At December 31, 2023 and December 31, 2022, the Company had net operating losses available for carry-forward for Federal income tax purposes of approximately $7.8 million and $0.4 million, respectively. These net operating loss carryforwards acquired prior to 2023 will expire on various dates through 2034. Utilization of the net operating loss carryforwards as of December 31, 2023 are subject to annual limitation under Sec. 382 of the Internal Revenue Code. A deferred tax asset has been recorded only for those carryforwards that the Company expects to utilize prior to expiration.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in Ireland. Tax years beginning in 2019 through 2022 are open for examination by the U.S. Internal Revenue Service and tax years beginning in 2018 through 2022 are open for examination by various state taxing jurisdictions in which the Company is subject to tax. Tax years beginning in 2018 through 2022 are open for examination by the Irish taxing authorities.

ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. As of December 31, 2023 and 2022, there was no reserve for uncertain tax positions.

NOTE N - EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the years ended December 31, (in thousands, except share and per share data):

	2023	2022	2021
Net (loss) income	$(5,563)	$43,861	$36,115
Less: change in FV of warrants	(2,270)	-	-
Income (loss) attributable to common shareholders for EPS	$(7,833)	$43,861	$36,115

Weighted-average number of shares outstanding - basic	51,291,424	51,568,436	43,193,995
Additional shares from assumed exercise of warrants	166,397	141	3,070,762
Additional shares from assumed stock-settled restricted stock units	-	1,577,062	1,040,883
Additional shares issued under the Employee Stock Purchase Plan	-	-	4,460
Weighted-average number of shares outstanding - diluted	51,457,821	53,145,639	47,310,100

Earnings per share - basic:	$(0.11)	$0.85	$0.84
Earnings per share - diluted:	$(0.15)	$0.83	$0.76

Shares/units excluded from earnings per share - dilutive:
Additional shares from assumed exercise of Private Warrants	-	212,540	-
Additional shares from assumed stock-settled restricted stock units	192,687	-	-

NOTE O - STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock consist of $0.0001 par value, 200,000,000 shares authorized, of which 52,954,430 and 51,189,461 shares were issued and outstanding as of December 31, 2023 and 2022, respectively.

Effective November 8, 2022, the Board of Directors approved the repurchase, directly from selling stockholders, 1,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $14.8025 per share for a total of $22,203,750.

Earn-Out Shares

Upon consummation of the Merger, the pre-closing holders of AerSale Aviation’s common stock and the holders of in-the-money stock appreciation rights (“SARs”) received a contingent right to receive up to 3,000,000 additional shares of the Company’s common stock. Additionally, certain pre-closing holders of AerSale Aviation’s common stock received a contingent right to receive 746,876 shares of the Company’s common stock, in the aggregate (the ‘‘Earn-out Shares’’), subject to the following:

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

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has registered 6,200,000 shares of common stock issuable under the Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-

qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Company's Compensation Committee. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; interpret and administer the 2020 Plans and any agreements and awards thereunder. Approximately 2,996,618 shares of common stock remain available for future grants.

Restricted stock unit activity under the 2020 Plan for the year ended December 31, 2023 and 2022 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2022	1,374,383	$10.72	2.88
Granted	390,887	14.96
Forfeited	(40,516)	14.87
Vested (1)	(1,192,355)	11.14
Outstanding December 31, 2023	532,399	$14.82	1.84

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2021	1,669,300	$10.10	2.02
Granted	278,473	14.80
Forfeited	(15,080)	13.69
Vested (2)	(558,310)	10.80
Outstanding December 31, 2022	1,374,383	$10.72	2.88

(1)	Includes 1,063,333 performance units that vested at the 200% vesting target effective December 22, 2023, for which 526,888 shares of common stock underlying vested RSUs were withheld to cover tax obligations. The shares withheld are again available for issuance under the plan.
(2)	Includes 531,667 performance units that vested at the 200% vesting target effective December 22, 2022, for which 167,007 shares of common stock underlying vested RSUs were withheld to cover tax obligations. The shares withheld are again available for issuance under the plan.

The Company’s restricted stock units include 10,403 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets, while the remaining 521,996 awards vest over a period ranging from one to three years.

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

For the years ended December 31, 2023 and 2022, the Company recognized share-based compensation expense for certain performance-based awards of $7.9 million and $14.2 million, respectively, given that the achievement of the performance milestones at the 200% vesting target have been deemed probable for accounting purposes.

2020 Employee Stock Purchase Plan

The Company also maintains a 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. For the years ended December 31, 2023 and 2022, the Company issued 45,755 and 46,726 shares, respectively, pursuant to the ESPP and approximately 407,519 shares remain available for future issuance.

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

The Asset Management Solutions segment provides short-term and long-term leasing solutions of Flight Equipment to passenger and cargo operators worldwide. Assets considered to be at or near the end of their useful lives, supplied by our leasing portfolio or acquisitions, are analyzed for return maximization to assess whether they will be sold as whole assets or disassembled and sold as individual spare parts and components.

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

Selected financial information for each segment is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Revenue
Asset Management Solutions
Aircraft	$80,877	$101,511	$87,461
Engine	134,290	176,096	144,549
	215,167	277,607	232,010
TechOps
MRO services	102,535	95,258	99,899
Product sales	16,583	11,942	8,528
Whole asset sales	218	23,737	—
	119,336	130,937	108,427
Total	$334,503	$408,544	$340,437

	Year Ended December 31,
	2023	2022	2021
Gross profit
Asset Management Solutions
Aircraft	$22,739	$36,156	$30,157
Engine	44,916	82,075	59,389
	67,655	118,231	89,546
TechOps
MRO services	20,428	21,111	28,133
Product sales	3,761	4,397	1,713
Whole asset sales	577	7,655	—
	24,766	33,163	29,846
Total	$92,421	$151,394	$119,392

	2023	2022
Total Assets
Asset Management Solutions	$372,326	$233,034
TechOps	163,883	141,406
Corporate	17,729	157,139
	$553,938	$531,579

	2023	2022	2021

Total Depreciation and Amortization Expense
Asset Management Solutions	$6,043	$7,807	$10,163
TechOps	3,549	2,609	2,506
Corporate	867	568	329
	$10,459	$10,984	$12,998
Total Capital Expenditures
Asset Management Solutions	$488	$8,288	$2,383
TechOps	9,206	6,078	1,224
Corporate	1,665	1,229	284
	$11,359	$15,595	$3,891

The following table reconciles segment gross profit to net income from continuing operations for the years ended December 31, (in thousands):

	Year Ended December 31,
	2023	2022	2021
Segment gross profit	$92,421	$151,394	$119,392
Selling, general and administrative expenses	(103,191)	(96,348)	(77,498)
Payroll support program proceeds	-	-	14,768
Interest (expense) income, net	155	1,093	(980)
Other income, net	666	2,268	458
Unrealized loss on investment	-	-	(5,421)
Change in fair value of warrant liability	2,270	(525)	(2,945)
(Loss) income before income tax provision	$(7,679)	$57,882	$47,774

The following table presents revenues based on the customers’ geographic location and long-lived assets located in the United States, our country of domicile, for the years ended December 31, (in thousands):

Revenues	2023	2022	2021
Domestic	$145,076	$169,878	$133,911
Foreign	189,427	238,666	206,526
Total revenues	$334,503	$408,544	$340,437

Long-lived assets	2023	2022
Domestic	$96,013	$87,898
Foreign	-	-
Total long-lived assets	$96,013	$87,898

For the year ended December 31, 2023, the Company had two customers from which revenues generated exceeded 10% of total sales. Total sales to these two customers amounted to $82.2 million, of which $35.7 million was included in TechOps segment and $46.5 million was included in the Asset Management Solutions segment. As of December 31, 2022, the Company had one customer from which revenues generated exceeded 10% of total sales. Total sales to this customer amounted to $77.2 million, which was included in the Asset Management Solutions segment.

Intersegment sales includes amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Asset Management Solutions	$1,599	$4,978	$6,822
TechOps	21,359	22,783	21,932
Total intersegment revenues	$22,958	$27,761	$28,754

NOTE Q - LEASES

The Company leases facilities, offices, and equipment. The Company evaluates whether a contractual arrangement that provides it with control over the use of an asset is a lease. The ROU asset and related operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the term of the lease. The implicit rate of our lease arrangements is not readily determinable nor is it disclosed by our lessors; therefore, the Company uses its incremental borrowing rate based on information available at the lease commencement date to discount the lease payments. The Company classifies a lease as operating or finance using the classification criteria set forth in ASC Topic 842. Some of our leases are non-cancellable and may include renewal or termination options. Renewal or termination options that are reasonably certain to be exercised are included in the determination of the term of a lease.

The Company’s lease agreements typically do not contain any significant residual value guarantees or restrictive covenants, and may include variable lease payments related to escalation clauses based on consumer price index rates, as well as maintenance and other services. Variable lease payments that depend on an index or rate are included in the determination of ROU asset and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred.  Lease expense is recognized over the term of the lease on a straight-line basis unless another systematic basis is more representative of the pattern in which the Company expects to consume the asset’s future economic benefits.

ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less.

The components of lease expense for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	7,001	5,005
Short-term lease cost	392	170
Variable lease cost	397	1,071
	$7,790	$6,246

Expense charged to operations under the operating lease agreements for prior years were as follows (in thousands):

2021
Rent expense	$6,040

Our operating leases expire at various dates through 2032. Maturities of our operating lease payments as of December 31, 2023 are as follows (in thousands):

Operating
Leases
Year ending December 31:
2024	$6,272
2025	5,429
2026	5,102
2027	4,154
2028	3,931
Thereafter	11,516
Total undiscounted payments	36,404
Less: imputed interest	(7,434)
Present value of minimum lease payments	28,970
Less: Operating lease liabilities - current	(4,593)
Operating lease liabilities - non-current	$24,377

Maturities of our operating lease payments as of December 31, 2022, are as follows (in thousands):

Operating
Leases
Year ending December 31:
2023	$6,341
2024	5,965
2025	5,153
2026	4,970
2027	4,154
Thereafter	15,447
Total undiscounted payments	42,030
Less: imputed interest	(9,321)
Present value of minimum lease payments	32,709
Less: Operating lease liabilities - current	(4,426)
Operating lease liabilities - non-current	$28,283

Our weighted-average remaining lease term and weighted-average discount rate are as follows:

	2023	2022
Remaining lease term (years)	7.13	7.80
Discount Rate	6.34%	6.40%

Supplemental cash flow information related to leases were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	4,700	2,860
Operating lease liabilities arising from obtaining ROU assets	961	22,194

NOTE R - COMMITMENTS AND CONTINGENCIES

Management Compensation

Certain executive management entered into employment agreements with the Company. The contracts are for a period of three years, and the contracts provide that such management may earn discretionary bonuses, computed upon a sliding percentage scale of their base salaries, based on the overall financial performance of the Company and each individual’s contributions, subject to approval by the Company’s Board of Directors. Additionally, under certain termination conditions, such contracts provide for severance payments under the Company’s Severance Plan, including payment of base salary, bonus, and fringe benefits. The contracts include certain noncompete clauses commencing upon the employee’s separation from the Company.

Litigation

The Company could be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named as a defendant, and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of existing insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigation, if any, in which the Company is involved will materially affect the Company’s consolidated financial condition or results of operations.

NOTE S - RELATED-PARTY TRANSACTIONS

On November 10, 2021, AerLine, a former consolidated VIE, transferred its ownership in equity investments to the Company in settlement of amounts owed to the Company. As a result, the Company’s $5.4 million balance due from AerLine was reclassified to Investment on the Company’s Consolidated Balance Sheet.

Based on the financial deterioration of the undelaying company in which the Company held an equity investment, in the fourth quarter of 2021, the Company recognized an unrealized loss on the investment of $5.4 million during the three-month period ended December 31, 2021. This loss is reflected on the Consolidated Statement of Operations in  unrealized loss on investment for the year ended December 31, 2021.

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

	Year Ended December 31,
	2023	2022	2021
Nondiscretionary contributions	$1,495	$1,250	$929

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management Report on Internal Control Over Financial Reporting

Management of AerSale Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems which are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B          OTHER INFORMATION

None.

ITEM 9C          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11          EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2023:

	Number of Securities to		Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise		Exercise Price of	Available for Future
	of Outstanding Options,		Outstanding Options,	Issuance Under Equity
Plan Category:	Warrants, and Rights		Warrants, and Rights	Compensation Plans
Equity compensation plans approved by security holders (1)	532,399	(2)	14.82	3,404,137	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	532,399		14.82	3,404,137

(1)	Consists of the AerSale Corporation 2020 Equity Incentive Plan (the “2020 Plan”) and the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”).
(2)	All outstanding awards represent shares pursuant to the 2020 Plan.
(3)	Under the 2020 Plan, a total of 2,996,618 shares were available for issuance in the form of restricted stock, restricted stock units, stock options, or other stock-based or cash-based awards as of December 31, 2023, excluding shares to be issued under outstanding equity awards. Under the ESPP, a total of 407,519 shares were available for issuance as of December 31, 2023.

The remainder of the response to this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 14          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	12/9/2019

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	10-Q	001-38801	2.1	08/4/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of AerSale Corporation, dated June 17, 2021.	8-K	001-38801	3.1	06/21/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.5	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.6	Amendment No. 1 to the Amended and Restated Bylaws of AerSale Corporation, dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
4.5	Description of the Registrant’s Securities	10-K	001-38801	4.4	3/15/2022
10.1	Letter Agreement, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.4	12/17/2020
10.2	Amended and Restated Registration Rights Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation, Monocle Partners, LLC, Cowen Investments II LLC, C. Robert Kehler, Donald W. Manvel, John C. Pescatore, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.7	12/23/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.3#	Executive Offer Letter between AerSale Inc. and Nicolas Finazzo	10-K	001-38801	10.10	03/16/2021
10.4#	Executive Offer Letter between AerSale Inc. and Martin Garmendia	10-K	001-38801	10.12	03/16/2021
10.5#	Executive Offer Letter between AerSale Inc. and Basil Barimo	10-K	001-38801	10.13	03/16/2021
10.6#	Executive Offer Letter between AerSale Inc. and Gary Jones	10-K	001-38801	10.14	03/16/2021
10.7#	Executive Offer Letter between AerSale Inc. and Iso Nezaj	10-K	001-38801	10.15	03/16/2021
10.8#	Executive Offer Letter between AerSale Inc. and Craig Wright	10-K	001-38801	10.16	03/16/2021
10.9#	Amended and Restated AerSale Corp. Stock Appreciation Rights Plan.	S-4/A	333-235766	10.8	02/14/2020
10.10#	AerSale Corporation Severance Plan.	S-4/A	333-235766	10.9	02/14/2020
10.11#	AerSale Corporation 2020 Equity Incentive Plan.	S-4/A	333-235766	10.1	10/14/2020
10.12#	Forms of award agreements under the AerSale Corporation 2020 Equity Incentive Plan	S-8	333-253424	99.2	02/24/2021
10.13#	AerSale Corporation 2020 Employee Stock Purchase Plan.	S-4/A	333-235766	10.11	10/14/2020
10.14	Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Aersale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.22	03/16/2021
10.15	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 8, 2020, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.23	03/16/2021
10.16	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 12, 2021, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent	10-K	001-38801	10.24	03/16/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
	and lender, AerSale Ireland 1 Limited, as new borrower and AerSale Corporation and Monocle Parent LLC, as guarantors.
10.17#	AerSale Corporation Amended and Restated Non-Employee Director Policy	10-K	001-38801	10.25	08/09/2022
10.18#	Form of Restricted Stock Unit Grant Notice under the AerSale Corporation 2020 Equity Incentive Plan (Non-Employee Directors).	10-K	001-38801	10.26	08/09/2022
10.19#	AerSale Corporation Second Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-388801	10.22	08/09/2023
10.20	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 9, 2023, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, and Wells Fargo Bank, National Association, as administrative agent and lender	10-Q	001-38801	10.23	08/09/2023
10.21	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of July 25, 2023, by and among the Company, the lenders and other parties from time to time party thereto, Synovus Bank, as documentation agent, and Wells Fargo Bank, National Administration, as administrative agent and collateral agent.	8-K	001-38801	1.1	08/10/2023
10.22	First Amendment to the AerSale Corporation 2020 Equity Incentive Plan	S-8	333-274663	99.2	09/22/2023
21.1	List of Subsidiaries.					*
23.1	Consent of Grant Thornton LLP.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	AerSale Corporation Clawback Policy					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Denotes a management contract or compensation plan or arrangement
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

2
AerSale Corporation

Date: March 8, 2024	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicolas Finazzo	Chairman, Chief Executive Officer, Division President, TechOps and Director	March 8, 2024
Nicolas Finazzo	(principal executive officer)

/s/ Martin Garmendia	Chief Financial Officer and Treasurer	March 8, 2024
Martin Garmendia	(principal financial and accounting officer)

/s/ Robert B. Nichols	Director	March 8, 2024
Robert B. Nichols

/s/ Jonathan Seiffer	Director	March 8, 2024
Jonathan Seiffer

/s/ Richard J. Townsend	Director	March 8, 2024
Richard J. Townsend

/s/ General C. Robert Kehler	Director	March 8, 2024
General C. Robert Kehler

/s/ Peter Nolan	Director	March 8, 2024
Peter Nolan

/s/ Andrew Levy	Director	March 8, 2024
Andrew Levy

/s/ Lt. General Judith A. Fedder	Director	March 8, 2024
Lt. General Judith A. Fedder