Form 10-K/A
period 2023-12-31
AerSale Corp
filed 2024-03-27
CIK 1754170

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

The number of shares of registrant’s common stock outstanding as of March 5, 2024 was 52,990,947.

EXPLANATORY NOTE

AerSale Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2024, to (i) correct the number of shares of the Company’s common stock outstanding as of March 5, 2024 as disclosed on the cover page of the Original 10-K and (ii) file new certifications of the Company’s principal executive officer and principal financial officer as exhibits to this Amended 10-K under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended. As no financial statements have been included in this Amended 10-K and this Amended 10-K does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amended 10-K.

Except as described above, no other changes are being made to the Original 10-K. This Amended 10-K speaks as of the date of the Original 10-K and does not reflect other events that may have occurred after the date of the Original 10-K or modify or update any disclosures that may have been affected by subsequent events.

PART IV

ITEM 15          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” in the Original 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	12/9/2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	10-Q	001-38801	2.1	08/4/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of AerSale Corporation, dated June 17, 2021.	8-K	001-38801	3.1	06/21/2021
3.5	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.6	Amendment No. 1 to the Amended and Restated Bylaws of AerSale Corporation, dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
4.5	Description of the Registrant’s Securities	10-K	001-38801	4.4	3/15/2022
10.1	Letter Agreement, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.4	12/17/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	Amended and Restated Registration Rights Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation, Monocle Partners, LLC, Cowen Investments II LLC, C. Robert Kehler, Donald W. Manvel, John C. Pescatore, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.7	12/23/2020
10.3#	Executive Offer Letter between AerSale Inc. and Nicolas Finazzo.	10-K	001-38801	10.10	03/16/2021
10.4#	Executive Offer Letter between AerSale Inc. and Martin Garmendia.	10-K	001-38801	10.12	03/16/2021
10.5#	Executive Offer Letter between AerSale Inc. and Basil Barimo.	10-K	001-38801	10.13	03/16/2021
10.6#	Executive Offer Letter between AerSale Inc. and Gary Jones.	10-K	001-38801	10.14	03/16/2021
10.7#	Executive Offer Letter between AerSale Inc. and Iso Nezaj.	10-K	001-38801	10.15	03/16/2021
10.8#	Executive Offer Letter between AerSale Inc. and Craig Wright.	10-K	001-38801	10.16	03/16/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9#	Amended and Restated AerSale Corp. Stock Appreciation Rights Plan.	S-4/A	333-235766	10.8	02/14/2020
10.10#	AerSale Corporation Severance Plan.	S-4/A	333-235766	10.9	02/14/2020
10.11#	AerSale Corporation 2020 Equity Incentive Plan.	S-4/A	333-235766	10.1	10/14/2020
10.12#	Forms of award agreements under the AerSale Corporation 2020 Equity Incentive Plan.	S-8	333-253424	99.2	02/24/2021
10.13#	AerSale Corporation 2020 Employee Stock Purchase Plan.	S-4/A	333-235766	10.11	10/14/2020
10.14	Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Aersale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.22	03/16/2021
10.15	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 8, 2020, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.23	03/16/2021
10.16	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 12, 2021, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent and lender, AerSale Ireland 1 Limited, as new borrower and AerSale Corporation and Monocle Parent LLC, as guarantors.	10-K	001-38801	10.24	03/16/2021
10.17#	AerSale Corporation Amended and Restated Non-Employee Director Policy.	10-K	001-38801	10.25	08/09/2022
10.18#	Form of Restricted Stock Unit Grant Notice under the AerSale Corporation 2020 Equity Incentive Plan (Non-Employee Directors).	10-K	001-38801	10.26	08/09/2022
10.19#	AerSale Corporation Second Amended and Restated Non - Employee Director Compensation Policy	10-Q	001-388801	10.22	08/09/2023

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 9, 2023, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, and Wells Fargo Bank, National Association, as administrative agent and lender	10-Q	001-38801	10.23	08/09/2023
10.21	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of July 25, 2023, by and among the Company, the lenders and other parties from time to time party thereto, Synovus Bank, as documentation agent, and Wells Fargo Bank, National Administration, as administrative agent and collateral agent.	8-K	001-38801	1.1	08/01/2023
10.22#	First Amendment to the AerSale Corporation 2020 Equity Incentive Plan.	S-8	333-274663	99.2	09/22/2023
21.1**	List of Subsidiaries.	10-K	001-38801	21.1	03/08/2024
23.1**	Consent of Grant Thornton LLP.	10-K	001-38801	23.1	03/08/2024
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38801	31.1	03/08/2024
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38801	31.2	03/08/2024
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38801	32.1	03/08/2024
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38801	32.2	03/08/2024
97.1**	AerSale Corporation Clawback Policy	10-K	001-38801	97.1	03/08/2024
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	001-38801	101.INS	03/08/2024
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.	10-K	001-38801	101.SCH	03/08/2023
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-38801	101.CAL	03/08/2023
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-38801	101.DEF	03/08/2023
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-38801	101.LAB	03/08/2023
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-38801	101.PRE	03/08/2023
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Previously filed or furnished, as applicable, with the Original Form 10-K
#	Denotes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2
AerSale Corporation

Date: March 27, 2024	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chief Executive Officer