Form 10-Q
period 2024-03-31
AerSale Corp
filed 2024-05-09
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s common stock outstanding as of May 6, 2024 was 53,009,026.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,637	$5,873
Accounts receivable, net of allowance for credit losses of $978 as of March 31, 2024 and December 31, 2023	30,057	31,239
Income tax receivable	1,628	1,628
Inventory:
Aircraft, airframes, engines, and parts, net	203,652	177,770
Advance vendor payments	37,560	35,757
Deposits, prepaid expenses, and other current assets	12,840	12,507
Total current assets	288,374	264,774
Fixed assets:
Aircraft and engines held for lease, net	23,262	26,475
Property and equipment, net	30,387	27,692
Inventory:
Aircraft, airframes, engines, and parts, net	147,193	151,398
Operating lease right-of-use assets	26,307	27,519
Deferred income taxes	12,906	12,203
Deferred financing costs, net	1,424	1,506
Deferred customer incentives and other assets, net	525	525
Goodwill	19,860	19,860
Other intangible assets, net	21,456	21,986
Total assets	$571,694	$553,938

Current liabilities:
Accounts payable	$26,278	$29,899
Accrued expenses	5,720	5,478
Lessee and customer purchase deposits	805	1,467
Current operating lease liabilities	4,401	4,593
Current portion of long-term debt	1,033	1,278
Deferred revenue	2,009	2,998
Total current liabilities	40,246	45,713
Revolving credit facility	51,969	29,000
Long-term debt	3,527	7,281
Long-term lease deposits	102	102
Long-term operating lease liabilities	23,398	24,377
Maintenance deposit payments and other liabilities	62	64
Warrant liability	407	2,386
Total liabilities	119,711	108,923
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 53,009,026 and 52,954,430 shares as of March 31, 2024 and December 31, 2023	5	5
Additional paid-in capital	312,430	311,739
Retained earnings	139,548	133,271
Total stockholders' equity	451,983	445,015
Total liabilities and stockholders’ equity	$571,694	$553,938

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Products	$61,610	$45,495
Leasing	3,082	5,622
Services	25,848	27,154
Total revenue	90,540	78,271
Cost of sales and operating expenses:
Cost of products	39,619	31,548
Cost of leasing	1,193	1,123
Cost of services	20,932	21,209
Total cost of sales	61,744	53,880
Gross profit	28,796	24,391
Selling, general, and administrative expenses	24,133	25,224
Income (loss) from operations	4,663	(833)
Other income (expenses):
Interest (expense) income, net	(935)	1,047
Other income, net	169	233
Change in fair value of warrant liability	1,979	(334)
Total other income	1,213	946
Income before income tax provision	5,876	113
Income tax benefit (expense)	401	(108)
Net income	$6,277	$5

Earnings per share:
Basic	$0.12	$-
Diluted	$0.12	$-
Weighted average shares outstanding:
Basic	52,991,506	51,206,226
Diluted	53,247,979	52,958,555

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2024 and 2023

(in thousands, except share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2023	$5	52,954,430	$311,739	$133,271	$445,015
Share-based compensation	-	-	799	-	799
Shares issued under the 2020 Equity Incentive Plan	-	54,596	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(108)	-	(108)
Net income	-	-	-	6,277	6,277
Balance at March 31, 2024	$5	53,009,026	$312,430	$139,548	$451,983

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2022	$5	51,189,461	$306,141	$138,834	$444,980
Share-based compensation	-	-	2,731	-	2,731
Shares issued under the 2020 Equity Incentive Plan	-	31,925	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(70)	-	(70)
Net income	-	-	-	5	5
Balance at March 31, 2023	$5	51,221,386	$308,802	$138,839	$447,646

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$6,277	$5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,779	2,469
Amortization of debt issuance costs	82	39
Amortization of operating lease assets	40	101
Inventory reserve	504	773
Deferred income taxes	(703)	72
Change in fair value of warrant liability	(1,979)	334
Share-based compensation	799	2,731
Changes in operating assets and liabilities:
Accounts receivable	1,182	(7,996)
Inventory	(23,961)	(48,983)
Deposits, prepaid expenses, and other current assets	(332)	(2,966)
Deferred customer incentives and other assets	-	68
Advance vendor payments	(1,803)	(12,476)
Accounts payable	(3,619)	14,018
Accrued expenses	914	(3,396)
Deferred revenue	(989)	1,343
Lessee and customer purchase deposits	(662)	(7,985)
Other liabilities	(2)	(593)
Net cash used in operating activities	(21,473)	(62,442)
Cash flows from investing activities:
Proceeds from sale of assets	3,800	4,500
Purchase of property and equipment	(3,574)	(1,481)
Net cash provided by investing activities	226	3,019
Cash flows from financing activities:
Repayments of long-term debt	(4,000)	-
Proceeds from revolving credit facility	61,600	-
Repayments of revolving credit facility	(39,481)	-
Taxes paid related to net share settlement of equity awards	(108)	(70)
Net cash provided by (used in) financing activities	18,011	(70)

Decrease in cash and cash equivalents	(3,236)	(59,493)
Cash and cash equivalents, beginning of period	5,873	147,188
Cash and cash equivalents, end of period	$2,637	$87,695

Supplemental disclosure of cash activities
Income tax payments, net	3	(100)
Interest paid	925	141
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) aircraft and engine held for lease, net	(2,020)	3,573

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2024

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

The Company’s corporate headquarters are based in Miami, Florida, with additional offices, hangars, and warehouses located globally.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Service Revenue

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

For our performance obligations that are satisfied over time, we measure progress in a manner that depicts the performance of transferring control to the customer. As such, we utilize the input method of cost-to-cost to recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. We are required to make certain judgments and estimates, including estimated revenue and costs, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results. Under most of our maintenance, repair and overhaul (“MRO”) contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered, fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

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

Revision of Prior Period Financial Statements

Certain balances in the condensed consolidated financial statements as of December 31, 2023, and for the three months ended March 31, 2023, have been reclassified to conform to the presentation in the condensed consolidated financial statements for the three months ended March 31, 2024, primarily the reclassification of amounts related to deposits for Flight Equipment purchases from the deposits, prepaid expenses, and other current assets to advance vendor payments. Such reclassification did not impact net income, stockholder’s equity or total operating cash, and did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact this standard will have on our disclosures.

There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our consolidated financial statements.

NOTE C — REVENUE

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

Contract assets are as follows (in thousands):

	March 31, 2024	December 31, 2023	Change
Contract assets	$6,134	$6,474	$(340)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our condensed consolidated balance sheets. Changes in contract assets primarily results from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our condensed consolidated balance sheets and amounted to $3.0 million as of December 31, 2023, of which $2.7 million was related to contract liabilities for services to be performed. For the three months ended March 31, 2024, the Company recognized as revenue $2.3 million of contract liabilities included in the beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$17,532	$5,375	$22,907
Whole asset sales	38,648	-	38,648
Engineered solutions	-	55	55
Total products	56,180	5,430	61,610
Leasing	3,082	-	3,082
Services	-	25,848	25,848
Total revenues	$59,262	$31,278	$90,540

	Three Months Ended March 31,
	2023
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$15,152	$2,416	$17,568
Whole asset sales	27,656	-	27,656
Engineered solutions	-	271	271
Total products	42,808	2,687	45,495
Leasing	5,622	-	5,622
Services	-	27,154	27,154
Total revenues	$48,430	$29,841	$78,271

NOTE D — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	March 31, 2024	December 31, 2023
USM	$112,116	$120,053
Work-in-process	28,974	22,270
Whole assets	209,755	186,845
	$350,845	329,168
Less short term	(203,652)	(177,770)
Long term	$147,193	$151,398

The Company recorded inventory scrap loss reserves of $0.5 million for the three months ended March 31, 2024 and 2023. Additions to inventory reserves are included in cost of products in the accompanying condensed consolidated statements of operations.

Our allocation of inventory between short term and long term reflects the inventory’s operating cycle, which is longer than one year due to teardown and repair lead times. Inventory expected to be monetized within 18 months as well as work-in-process are reported under current assets.

In April 2024, there was a fire which damaged one of the USM long-term storage warehouses in our Roswell facility. We are still assessing the impact to our condensed consolidated financial statements; however, the loss associated with our inventory and property and equipment is not expected be material and is covered by our insurance policy. Furthermore, we do not expect a significant disruption to our revenue generating operations as a result of this event.

NOTE E — INTANGIBLE ASSETS

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

The Company’s goodwill and intangible assets as defined by ASC 350 is related to our subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT”), which are included in the TechOps segment, as well as Qwest Air Parts (“Qwest”), which is included under the Asset Management Solutions segment.

Goodwill and other intangibles as of the below dates are (in thousands):

	March 31, 2024	December 31, 2023
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	March 31, 2024	December 31, 2023
Qwest:
Customer relationships	10	$4,920	$5,163
ALGS:
Customer relationships	10	25	30
ACS:
Customer relationships	10	980	1,033
ACT:
Customer relationships	10	5,201	5,430
Total intangible assets with definite lives		$11,126	$11,656

Total amortization expense amounted to $0.5 million for the three months ended March 31, 2024 and 2023. Accumulated amortization amounted to $9.9 million and $9.3 million as of March 31, 2024 and December 31, 2023, respectively.

In the first quarter of 2024, the Company identified a triggering event indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was due to the significant decline in the market price of the Company’s common stock during the quarter. As a result, the Company performed an interim quantitative goodwill impairment test for the Asset Management and ACT reporting units as of March 31, 2024, and determined that the fair values exceeded the carrying values for each reporting unit. As such, the interim quantitative test did not result in a goodwill impairment for the Company’s reporting units.  In addition, the Company performed a qualitative assessment of long-lived assets and concluded it is not more likely than not that long-lived assets are impaired.

The fair value determination of the Company’s reporting units and goodwill is judgmental in nature and requires the use of estimates and assumptions that are sensitive to changes. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units, it is possible a material change could occur. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.

NOTE F — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	March 31, 2024	December 31, 2023
Tooling and equipment	7 - 15	$16,221	$16,024
Furniture and other equipment	5	11,942	12,076
Computer software	5	2,538	2,374
Leasehold improvements	3 - 10	18,819	16,269
Equipment under capital lease	5	192	192
Flight equipment held for R&D	2	7,994	7,784
		57,706	54,719
Less accumulated depreciation		(27,319)	(27,027)
		$30,387	$27,692

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.1 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE G — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for operating leases, net, as of the below dates consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Aircraft and engines held for lease	$52,055	$58,136
Less accumulated depreciation	(28,793)	(31,661)
	$23,262	$26,475

Total depreciation expense amounted to $1.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively, and is included in cost of leasing in the condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $1.5 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

Year ending December 31:
Remaining nine months of 2024	$5,363
2025	903
2026	599
2027	549
Total minimum lease payments	$7,414

NOTE H — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and related benefits	$2,469	$2,241
Accrued legal fees	553	854
Commission fee accrual	696	260
Accrued federal, state and local taxes and fees	152	105
Other	1,850	2,018
	$5,720	$5,478

NOTE I – WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding as of March 31, 2024 and December 31, 2023. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The outstanding Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's condensed consolidated statements of operations. The fair value of the Private Warrants is determined using the Black-Scholes option pricing model. The following table represents the assumptions used in determining the fair value of the Private Warrants as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.21%	3.84%
Expected volatility of common stock	41.98%	41.66%
Expected option term in years	1.7	2.0

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

The warrant liability adjustment recognized in the Company's condensed consolidated statements of operations related to the change in fair value of warrant liability was $2.0 million income and $0.3 million expense during the three months ended March 31, 2024 and 2023, respectively.

NOTE J – FINANCING ARRANGEMENTS

Outstanding debt obligations as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement	$51,969	$29,000
$10.0 million Synovus Property and Equipment Revolving Term Loan	4,560	8,559
Total	56,529	37,559
Less current portion	(1,033)	(1,278)
Total long-term portion	$55,496	$36,281

At March 31, 2024 and December 31, 2023, total deferred financing costs were $1.4 and $1.5 million, respectively. Amortized debt issuance costs are recorded in interest expense through maturity of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense amounted to $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement

On July 20, 2018, the Company and other subsidiary borrowers’ signatory thereto entered into a secured amended and restated revolving credit agreement (as amended, the “Revolving Credit Agreement”), which provides for a $150.0 million aggregate amount of revolver commitments subject to borrowing base limitations. Effective July 25, 2023, the Company amended the Revolving Credit Agreement to increase the maximum commitments thereunder to $180.0 million aggregate amount, expandable to $200.0 million, subject to borrowing base limitations, and to extend the maturity date to July 24, 2028.

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.75%. The interest rate as of March 31, 2024 was 8.67%. Interest expense on the Revolving Credit Agreement was $0.6 million for the three months ended March 31, 2024.

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company and the borrowers with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company and borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of March 31, 2024 and December 31, 2023.

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

The Equipment Loan bears interest at a rate per annum equal to one-month SOFR plus 3.50%, which will be adjusted monthly. The effective rate on this facility as of March 31, 2024 was 8.83%. Interest expense on the Equipment Loan was $0.1 million for the three months ended March 31, 2024. The schedule of payments on the Equipment Loan as of March 31, 2024 is as follows (in thousands):

Year ending December 31:
2024	$681
2025	1,453
2026	1,582
2027	844
Total payments	$4,560

Subsequent to March 31, 2024, the outstanding balance on the Equipment Loan was paid off.

The Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of March 31, 2024.

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net income	$6,277	$5

Weighted-average number of shares outstanding - basic	52,991,506	51,206,226
Additional shares from assumed stock-settled restricted stock units	247,438	1,745,293
Additional shares issued under the employee stock purchase plan	9,035	7,036
Weighted-average number of shares outstanding - diluted	53,247,979	52,958,555

Earnings per share – basic:	$0.12	$-
Earnings per share – diluted:	$0.12	$-

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed exercise of private warrants	-	220,428

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

Selected financial information for each segment is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Asset Management Solutions
Aircraft	$16,338	$24,895
Engine	42,924	23,535
	59,262	48,430
TechOps
MRO services	25,848	27,154
Product sales	5,430	2,687
	31,278	29,841
Total	$90,540	$78,271

	Three Months Ended March 31,
	2024	2023
Gross profit
Asset Management Solutions
Aircraft	$4,837	$8,455
Engine	17,815	9,604
	22,652	18,059
TechOps
MRO services	4,916	5,945
Product sales	1,228	387
	6,144	6,332
Total	$28,796	$24,391

	March 31, 2024	December 31, 2023
Total assets
Asset Management Solutions	$388,041	$372,326
Tech Ops	170,369	163,883
Corporate	13,284	17,729
	$571,694	$553,938

The following table reconciles segment gross profit to income before income tax provision for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Segment gross profit	$28,796	$24,391
Selling, general and administrative expenses	(24,133)	(25,224)
(Expense) interest income, net	(935)	1,047
Other income, net	169	233
Change in fair value of warrant liability	1,979	(334)
Income before income tax provision	$5,876	$113

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three months ended March 31, 2024 and 2023, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Asset Management Solutions	$437	$1,821
TechOps	5,578	3,758
Total intersegment revenues	$6,015	$5,579

NOTE M — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 53,009,026 and 52,954,430 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has registered 6,200,000 shares of common stock issuable under the Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors (the “Board”) of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, those shares will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Board’s Compensation Committee. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; interpret and administer the 2020 Plan and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the three months ended March 31, 2024 and 2023 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2023	532,399	$14.82	1.84
Granted	4,394	11.87
Forfeited	(26,821)	14.58
Vested	(65,442)	15.50
Outstanding March 31, 2024	444,530	$14.71	1.67

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2022	1,374,383	$10.72	2.88
Granted	22,410	16.06
Vested	(31,925)	15.11
Outstanding March 31, 2023	1,364,868	$10.71	2.92

As of March 31, 2023, the Company’s restricted stock units included 1,073,736 performance-based awards that had vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets. Effective March 31, 2022, the performance-based awards granted in 2021 (the “2021 PSUs”) met the performance metric at the maximum level of 200%, of which one-third vested on December 22, 2022 and two-thirds vested on December 22, 2023. For the three months ended March 31, 2023, the Company recognized share-based compensation expense for the 2021 PSUs of $2.0 million. For the three months ended March 31, 2024, the Company did not recognize any share-based compensation expense for the 2021 PSUs.

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

2020 Employee Stock Purchase Plan

The Company also maintains the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. No shares were issued during the three months ended March 31, 2024 and 2023.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis together with the financial statements and related notes including Part II, Item 7 of AerSale’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the 2023 Form 10-K.

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

Recent Accounting Pronouncements

The most recently adopted and to be adopted accounting pronouncements are described in Note B of our condensed consolidated financial statements included in this Quarterly Report, as well as in Item 8, Note B within our consolidated financial statements in the 2023 Form 10-K.

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Sales and gross profit for AerSale’s two business segments for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Percent Change
Revenue
Asset Management Solutions
Aircraft	$16,338	$24,895	(34.4)%
Engines	42,924	23,535	82.4%
	59,262	48,430	22.4%
TechOps
MRO	25,848	27,154	(4.8)%
Product Sales	5,430	2,687	102.1%
	31,278	29,841	4.8%

Total	$90,540	$78,271	15.7%

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$4,837	$8,455	(42.8)%
Engines	17,815	9,604	85.5%
	22,652	18,059	25.4%
TechOps
MRO	4,916	5,945	(17.3)%
Product Sales	1,228	387	217.3%
	6,144	6,332	(3.0)%

Total	$28,796	$24,391	18.1%

Total revenue for the three months ended March 31, 2024 increased $12.3 million or 15.7% compared to 2023, driven by a increase of $10.8 million, or 22.4%, within Asset Management Solutions, and a increase of $1.4 million, or 4.8%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $10.8 million or 22.4%, to $59.3 million for the three months ended March 31, 2024, due to a $19.4 million, or 82.4%, increase in revenue from Engines, partially offset by a $8.6 million, or 34.4%, decrease in revenue from Aircraft. The increase in Engines revenue is due to higher Flight Equipment sales in the amount of $16.7 million primarily attributable to greater activity in the CFM56 and V2500 product lines and higher USM sales in the amount of $2.9 million, partly offset by lower leasing revenue in the amount of $0.6 million. The decrease in Aircraft revenue is primarily attributable to reduced activity in the B757 product line as a result of lower Flight Equipment sales in the amount of $5.7 million, as well as lower leasing activity of the B737 product line in the amount of $1.9 million.

Cost of sales in Asset Management Solutions increased $6.2 million or 20.5%, to $36.6 million for the three months ended March 31, 2024, compared to the prior year period. The increase in cost of sales was primarily driven by the sales increases discussed above. Gross profit in the Asset Management Solutions segment increased $4.6 million to $22.7 million, or 25.4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The gross profit increase is mainly attributable to higher revenue generated for the three months ended March 31, 2024, as noted above.

Aircraft gross profit margins decreased to 29.6% for the three months ended March 31, 2024, from 34.0% for the three months ended March 31, 2023 due to lower margins generated on Flight Equipment sales. Engine gross profit margin was 41.5% for the three months ended March 31, 2024, an increase from 40.8% for the three months ended March 31, 2023, which was primarily the result of slightly higher margins on Flight Equipment and USM sales.

TechOps

Our revenue from TechOps increased by $1.4 million or 4.8%, to $31.3 million for the three months ended March 31, 2024, compared to the prior year period. The increase is driven by higher MRO product sales, offset by lower demand for heavy MRO services in our Goodyear, Arizona facility.

Cost of sales in TechOps increased $1.6 million, or 6.9%, to $25.1 million for the three months ended March 31, 2024 compared to the prior year period, driven by the sales increase discussed above. Gross profit in TechOps decreased $0.2 million, or 3.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by lower gross profit of $1.0 million on MRO services. Gross profit margin decreased to 19.6% for the three months ended March 31, 2024 compared to 21.2% for the prior year period, and was largely attributable to lower margin on MRO services of 19.0% for the three months ended March 31, 2024 compared to 21.9% for the prior year period, driven by lower component MRO and landing gear activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.1 million, or 4.3%, to $24.1 million for the three months ended March 31, 2024, compared to the prior year period. The decrease was mostly related to lower stock based compensation, partly offset by higher payroll and information technology support costs.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the three months ended March 31, 2024, we recorded a $2.0 million change in fair value of warrant liability income, compared to a $0.3 million expense in the prior year period.

Interest Income (Expense), Net

Interest expense was $0.9 million for the three months ended March 31, 2024, compared to $1.0 million interest income for the three months ended March 31, 2023. This was primarily related to interest expense incurred on borrowings under our debt facilities, used for the acquisition of feedstock during the current year period, compared to interest earned on our available cash in the prior year period.

Income Taxes

The effective tax rate for the three months ended March 31, 2024 was (6.8%) compared to 95.6% for the three months ended March 31, 2023. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2024, is primarily due to the benefit of the foreign derived intangible income deduction and R&D credits. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2023, is primarily due to the non-deductible change in the fair value of the warrant liability.

Financial Position, Liquidity and Capital Resources

As of March 31, 2024, we had $2.6 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $52.0 million outstanding under the Revolving Credit Agreement (as defined below) as of March 31, 2024, and we had $126.3 million of availability thereunder. We used cash in operations of $21.5 million for the three months ended March 31, 2024, and generated cash from investing activities of $0.2 million for the three months ended March 31, 2024.

During the year ended December 31, 2023, we entered into a revolving term loan collateralized by our property and equipment (the “Equipment Loan”), and borrowed $8.6 million, of which $4.6 million remained outstanding as of March 31, 2024.

We believe our equity base, internally generated funds, and existing availability under our debt facilities are sufficient to maintain our level of operations through the next 12 months. Any projections of future cash needs and cash flows beyond the next twelve months are subject to substantial uncertainty, but we believe our sources of liquidity, as discussed above, will be sufficient to meet our long-term cash requirements. If an event occurs that would affect our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

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

Cash Flows— Three months ended March 31, 2024 compared to three months ended March 31, 2023

Cash Flows from Operating Activities

Net cash used in operating activities was $21.5 million for the three months ended March 31, 2024, compared to cash used of $62.4 million for the same period in 2023. The reduction in cash used in operating activities of $40.9 million was primarily due to lower feedstock acquisitions of $25.0 million, applications of advanced vendor payments, and higher results from operations.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2024, compared to cash provided of $3.0 million in the same period for 2023. Cash provided by investing activities during the three months ended March 31, 2024 and 2023, respectively, was driven by the sale of Flight Equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $18.0 million for the three months ended March 31, 2024, compared to cash used of $0.1 million for the three months ended March 31, 2023. Cash provided by financing activities during the three months ended March 31, 2024 relate to borrowing under our Revolving Credit Agreement. Cash used in financing activities during the three months ended March 31, 2023 related to payments of tax withholdings from equity awards.

Debt Obligations and Covenant Compliance

Wells Fargo Senior Secured Revolving Credit Facility

Effective July 25, 2023, we amended our revolving credit agreement (as amended, the “Revolving Credit Agreement’) to increase our maximum commitments under the Revolving Credit Agreement to $180.0 million aggregate amount, expandable to $200.0 million, subject to conditions and the availability of lender commitments and borrowing base limitations, and to extend the maturity date to July 24, 2028, subject to certain conditions.

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

As of March 31, 2024, there was $52.0 outstanding under the Revolving Credit Agreement and we had $126.3 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of March 31, 2024.

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

During the three months ended March 31, 2024, the Company repaid $4.0 million under the Equipment Loan.

As of March 31, 2024, the outstanding balance under the Equipment Loan was $4.6 million, which was subsequently paid off during April 2024. We were in compliance with our debt covenants for the Equipment Loan as of March 31, 2024.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of March 31, 2024. Refer to Note Q – Leases, within our consolidated financial statements in our 2023 Form 10-K for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics, a subsidiary of Elbit Systems, valued at $33.8 million for the acquisition of technical equipment for manufacturing our AerAwareTM product. The commitment is expected to be satisfied by the second quarter of 2025.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2023 Form 10-K. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three months ended March 31, 2024, there were no material changes in our critical accounting estimates and policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the Equipment Loan, which have variable interest rates tied to SOFR. As of March 31, 2024, we had $52.0 million outstanding variable rate borrowings under the Revolving Credit Agreement and $4.6 million outstanding variable rate borrowings under the Equipment Loan. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of March 31, 2024 would increase our annual interest expense by $0.5 million

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three months ended March 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act, as amended (the “Exchange Act”), as of March 31, 2024.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A    RISK FACTORS

There are no material changes in the information reported under Part I – Item 1A “Risk Factors” contained in the 2023 Form 10-K.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

During the three months ended March 31, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

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

AerSale Corporation

Date:	May 9, 2024	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)