Form 10-Q
period 2024-06-30
AerSale Corp
filed 2024-08-07
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number: 001-38801

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

The number of shares of Registrant’s common stock outstanding as of August 5, 2024 was 53,207,348.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may constitute forward-looking statements, and include, but are not limited to, changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: disruptions in supply chain; factors that adversely impact the commercial aviation industry; the fluctuating market value of our products; our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults; success at our maintenance, repair and overhaul (“MRO”) facilities is dependent upon continued outsourcing by airlines; shortage of skilled personnel or work stoppages; the inability to obtain certain components and raw materials from suppliers; the highly competitive nature of the markets in which we operate; risks associated with our international operations; the risks from business acquisitions and integration of new businesses acquired; the unique risks we encounter by supplying equipment and services to the U.S. government; further consolidation of customers and suppliers in our markets; cyber or other security threats or disruptions; the significant capital expenditures that may be required to keep pace with technological developments in our industry lack of ownership of certain intellectual property and tooling that is important to our business; intellectual property litigation to protect our intellectual property; our dependence on our facilities, which are subject to physical and other risks that could disrupt production; risks from any improper conduct by our employees, agents, subcontractors, suppliers, business ventures or joint ventures in which we participate; loss of services from key employees; the failure of our subcontractors to perform their contractual obligations; impacts from future outbreaks and infectious diseases on flight activity, demand for MRO and leasing services, our business partners or customers, and the related macro environment; our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us; our failure to comply with the covenants in the documents governing our existing and future indebtedness; limitations of our current and future operations from restrictive covenants contained in documents governing our indebtedness; unanticipated changes in our tax provision; possible goodwill and other asset impairments; changes in interest rates, foreign currency exchange rates and swap counterparty risks; we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation; compliance with U.S. and other anti-corruption laws, export control laws, import control laws, trade and economic sanction laws and other laws governing our operations; current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims not adequately covered by insurance; the liens of Flight Equipment could exceed the value of such Flight Equipment; the risk that our leased aircraft engines are deemed accessions to the aircraft and our ability to repossess an engine is impaired; product and other liability claims not covered by insurance; the extensive environmental requirements with which we must comply; global climate change, or by legal, regulatory or market responses to such change; depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur; lack of analyst coverage for our common stock; actual or anticipated sales of significant amounts of our common stock; the fact that we do not intend to pay dividends on our common stock for the foreseeable future; reduced disclosure due to our filing status as an “emerging growth company”; ineffective internal control over financial reporting; insolvency of our customers; the adverse effect of negative economic conditions and other factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(Unaudited)

	June 30,	December 31,
	2024	2023

Current assets:
Cash and cash equivalents	$4,285	$5,873
Accounts receivable, net of allowance for credit losses of $978 as of June 30, 2024 and December 31, 2023	37,266	31,239
Income tax receivable	1,700	1,628
Inventory:
Aircraft, airframes, engines, and parts, net	221,371	177,770
Advance vendor payments	13,589	35,757
Deposits, prepaid expenses, and other current assets	17,617	12,507
Total current assets	295,828	264,774
Fixed assets:
Aircraft and engines held for lease, net	31,491	26,475
Property and equipment, net	32,683	27,692
Inventory:
Aircraft, airframes, engines, and parts, net	157,442	151,398
Operating lease right-of-use assets	26,022	27,519
Deferred income taxes	12,032	12,203
Deferred financing costs, net	1,342	1,506
Deferred customer incentives and other assets, net	525	525
Goodwill	19,860	19,860
Other intangible assets, net	21,469	21,986
Total assets	$598,694	$553,938

Current liabilities:
Accounts payable	$29,388	$29,899
Accrued expenses	6,360	5,478
Lessee and customer purchase deposits	644	1,467
Current operating lease liabilities	4,237	4,593
Current portion of long-term debt	93	1,278
Deferred revenue	2,286	2,998
Total current liabilities	43,008	45,713
Revolving credit facility	80,955	29,000
Long-term debt	522	7,281
Long-term lease deposits	767	102
Long-term operating lease liabilities	23,315	24,377
Maintenance deposit payments and other liabilities	59	64
Warrant liability	269	2,386
Total liabilities	148,895	108,923
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 53,084,214 and 52,954,430 shares as of June 30, 2024 and December 31, 2023	5	5
Additional paid-in capital	313,883	311,739
Retained earnings	135,911	133,271
Total stockholders' equity	449,799	445,015
Total liabilities and stockholders’ equity	$598,694	$553,938

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Products	$43,298	$37,623	$104,908	$83,118
Leasing	4,286	3,286	7,368	8,908
Services	29,517	28,417	55,365	55,571
Total revenue	77,101	69,326	167,641	147,597
Cost of sales and operating expenses:
Cost of products	28,531	26,931	68,150	58,479
Cost of leasing	1,894	1,079	3,087	2,202
Cost of services	24,956	21,176	45,888	42,385
Total cost of sales	55,381	49,186	117,125	103,066
Gross profit	21,720	20,140	50,516	44,531
Selling, general, and administrative expenses	23,572	27,097	47,705	52,321
(Loss) income from operations	(1,852)	(6,957)	2,811	(7,790)
Other (expenses) income:
Interest (expense) income, net	(1,528)	381	(2,463)	1,428
Other income, net	102	138	271	371
Change in fair value of warrant liability	138	1,393	2,117	1,059
Total other (expenses) income	(1,288)	1,912	(75)	2,858
(Loss) income before income tax provision	(3,140)	(5,045)	2,736	(4,932)
Income tax (expense) benefit	(497)	2,357	(96)	2,249
Net (loss) income	$(3,637)	$(2,688)	$2,640	$(2,683)

(Loss) earnings per share:
Basic	$(0.07)	$(0.05)	$0.05	$(0.05)
Diluted	$(0.07)	$(0.08)	$0.05	$(0.07)
Weighted average shares outstanding:
Basic	53,029,359	51,227,484	53,010,425	51,217,990
Diluted	53,029,359	51,404,653	53,111,439	51,417,889

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and six months ended June 30, 2024 and 2023

(in thousands, except share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2023	$5	52,954,430	$311,739	$133,271	$445,015
Share-based compensation	-	-	799	-	799
Shares issued under the 2020 Equity Incentive Plan	-	54,596	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(108)	-	(108)
Net income	-	-	-	6,277	6,277
Balance at March 31, 2024	$5	53,009,026	$312,430	$139,548	$451,983
Share-based compensation	-	-	1,144	-	1,144
Shares issued under the 2020 Employee Stock Purchase Plan	-	48,202	325	-	325
Shares issued under the 2020 Equity Incentive Plan	-	26,986	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(16)	-	(16)
Net loss	-	-	-	(3,637)	(3,637)
Balance at June 30, 2024	$5	53,084,214	$313,883	$135,911	$449,799

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2022	$5	51,189,461	$306,141	$138,834	$444,980
Share-based compensation	-	-	2,731	-	2,731
Shares issued under the 2020 Equity Incentive Plan	-	31,925	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(70)	-	(70)
Net income	-	-	-	5	5
Balance at March 31, 2023	$5	51,221,386	$308,802	$138,839	$447,646
Share-based compensation	-	-	3,028	-	3,028
Shares issued under the 2020 Employee Stock Purchase Plan	-	21,551	278	-	278
Shares issued under the 2020 Equity Incentive Plan	-	7,470	-	-	-
Net loss	-	-	-	(2,688)	(2,688)
Balance at June 30, 2023	$5	51,250,407	$312,108	$136,151	$448,264

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,640	$(2,683)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,434	5,069
Amortization of debt issuance costs	164	225
Amortization of operating lease assets	79	198
Inventory reserve	627	709
Deferred income taxes	171	(1,729)
Change in fair value of warrant liability	(2,117)	(1,059)
Share-based compensation	1,943	5,759
Changes in operating assets and liabilities:
Accounts receivable	(6,027)	(3,615)
Income tax receivable	(72)	-
Inventory	(56,566)	(134,278)
Deposits, prepaid expenses, and other current assets	(5,110)	4,144
Deferred customer incentives and other assets	(543)	78
Advance vendor payments	22,167	(11,326)
Accounts payable	(509)	4,957
Accrued expenses	795	(3,296)
Deferred revenue	(712)	1,719
Lessee and customer purchase deposits	(158)	6,530
Other liabilities	(6)	(599)
Net cash used in operating activities	(36,800)	(129,197)
Cash flows from investing activities:
Proceeds from sale of assets	3,800	12,700
Acquisition of aircraft and engines held for lease, including capitalized cost	(5,610)	-
Purchase of property and equipment	(7,190)	(4,814)
Net cash (used in) provided by investing activities	(9,000)	7,886
Cash flows from financing activities:
Proceeds from long-term debt	615	8,559
Repayments of long-term debt	(8,559)	-
Proceeds from revolving credit facility	106,936	-
Repayments of revolving credit facility	(54,981)	-
Taxes paid related to net share settlement of equity awards	(124)	(70)
Proceeds from the issuance of Employee Stock Purchase Plan shares	325	278
Net cash provided by financing activities	44,212	8,767

Decrease in cash and cash equivalents	(1,588)	(112,544)
Cash and cash equivalents, beginning of period	5,873	147,188
Cash and cash equivalents, end of period	$4,285	$34,644

Supplemental disclosure of cash activities
Income tax payments, net	73	1,276
Interest paid	2,435	286
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) aircraft and engine held for lease, net	2,494	3,711

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2024

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

Services Revenue

Revenues for services are recognized as performance obligations are fulfilled and the benefits are transferred to the customer. At contract inception, we evaluate if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations. In some cases, our service contract with the customer is considered one performance obligation as it includes factors such as the good or service being provided is significantly integrated with other promises in the contract, the service provided significantly modifies or customizes the other good or service or the goods or services are highly interdependent or interrelated with each other. If the contract has more than one performance obligation, the Company determines the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on their relative standalone selling prices. The transaction price of a contract, which can include both fixed and variable amounts, is allocated to each performance obligation identified. Some contracts contain variable consideration, which could include incremental fees or penalty provisions related to performance. Variable consideration that can be reasonably estimated based on current assumptions and historical information is included in the transaction price at the inception of the contract but limited to the amount that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Revision of Prior Period Financial Statements

Certain balances in the condensed consolidated balance sheet as of December 31, 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023, have been reclassified to conform to the presentation in the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, primarily the reclassification of amounts related to deposits for Flight Equipment purchases from deposits, prepaid expenses, and other current assets to advance vendor payments. Such reclassification did not impact net income (loss), stockholder’s equity or total cash flows from operating activities, and did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact this standard will have on our disclosures.

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

Contract assets are as follows (in thousands):

	June 30, 2024	December 31, 2023	Change
Contract assets	$4,597	$6,474	$(1,877)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our condensed consolidated balance sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our condensed consolidated balance sheets and amounted to $3.0 million as of December 31, 2023, of which $2.7 million was related to contract liabilities for services to be performed. For the three and six months ended June 30, 2024, the Company recognized as revenue $0.1 million and $2.4 million of contract liabilities included in the beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024			2024
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$19,600	$4,118	$23,718	$37,132	$9,493	$46,625
Whole asset sales	17,913	-	17,913	56,561	-	56,561
Engineered solutions	-	1,667	1,667	-	1,722	1,722
Total products	37,513	5,785	43,298	93,693	11,215	104,908
Leasing	4,286	-	4,286	7,368	-	7,368
Services	-	29,517	29,517	-	55,365	55,365
Total revenues	$41,799	$35,302	$77,101	$101,061	$66,580	$167,641

	Three Months Ended June 30,			Six Months Ended June 30,
	2023			2023
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$16,442	$3,409	$19,851	$31,594	$5,825	$37,419
Whole asset sales	17,343	218	17,561	44,999	218	45,217
Engineered solutions	-	211	211	-	482	482
Total products	33,785	3,838	37,623	76,593	6,525	83,118
Leasing	3,286	-	3,286	8,908	-	8,908
Services	-	28,417	28,417	-	55,571	55,571
Total revenues	$37,071	$32,255	$69,326	$85,501	$62,096	$147,597

NOTE D — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	June 30, 2024	December 31, 2023
USM	$126,807	$120,053
Work-in-process	25,028	22,270
Whole assets	226,978	186,845
	$378,813	329,168
Less short term	(221,371)	(177,770)
Long term	$157,442	$151,398

The Company recorded inventory scrap loss reserves of $0.4 million and $0.9 million for the three and six months ended June 30, 2024, respectively. The Company recorded inventory scrap loss reserves of $0.2 million and $0.7 million for the three and six months ended June 30, 2023, respectively. Additions to inventory reserves are included in cost of products in the accompanying condensed consolidated statements of operations.

Our allocation of inventory between short term and long term reflects the inventory’s operating cycle, which is longer than one year due to teardown and repair lead times. Inventory expected to be monetized within 18 months as well as work-in-process are reported under current assets.

In April 2024, one of the Company’s leased secondary parts warehouses in Roswell, New Mexico, was destroyed by a fire. Inside the warehouse were various aircraft parts typically sold by AerSale as USM. The replacement value of that inventory, which was also destroyed or rendered not sellable by the fire, is estimated at $52.8 million. AerSale carries insurance covering these parts, with a limit of $50 million and a $10,000 deductible, for which it has submitted a claim. The cost of the destroyed inventory is $6.0 million; accordingly, since the insurance claim has yet to be paid, the Company recorded an impairment of $6.0 million and a $6.0 million non-trade receivable within Deposits, prepaid expenses, and other current assets, in the condensed consolidated balance sheets as of June 30, 2024. The recovery of the $6.0 million claim is deemed to be probable.  Pursuant to ASC 450-30, Gain Contingencies, any higher amount than our book value that is to be collected from the insurance claim, will not be recorded until the insurance claim is paid.

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

The Company’s goodwill and intangible assets as defined by ASC 350 is related to our subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT”), which are included in the TechOps segment, as well as Qwest Air Parts (“Qwest”), which is included under the Asset Management Solutions segment. See Note L for information about our business segments.

Goodwill and other intangible assets, net as of the below dates are (in thousands):

	June 30, 2024	December 31, 2023
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	June 30, 2024	December 31, 2023
Qwest:
Customer relationships	10	$4,677	$5,163
ALGS:
Customer relationships	10	20	30
ACS:
Customer relationships	10	928	1,033
ACT:
Customer relationships	10	4,971	5,430
AerSale:
Flight manuals	10	543	-
Total intangible assets with definite lives		$11,139	$11,656

Total amortization expense amounted to $0.5 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. Total amortization expense amounted to $1.0 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. Accumulated amortization amounted to $10.4 million and $9.3 million as of June 30, 2024 and December 31, 2023, respectively.

In the first quarter of 2024, the Company identified a triggering event indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was due to the significant decline in the market price of the Company’s common stock during the quarter. As a result, the Company performed an interim quantitative goodwill impairment test for the Asset Management and ACT reporting units as of March 31, 2024 and determined that the fair values exceeded the carrying values for each reporting unit. Due to the lack of recovery in the stock price during the second quarter of 2024, the Company performed an interim quantitative goodwill impairment test for the Asset Management and ACT reporting units as of June 30, 2024, and determined that the fair values exceeded the carrying values for each reporting unit. As such, the interim quantitative tests did not result in a goodwill impairment for the Company’s reporting units.  In addition, the Company performed a qualitative assessment of long-lived assets and concluded it is not more likely than not that long-lived assets are impaired.

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

NOTE F — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	June 30, 2024	December 31, 2023
Tooling and equipment	7 - 15	$16,720	$16,024
Furniture and other equipment	5	12,475	12,076
Computer software	5	2,555	2,374
Leasehold improvements	3 - 10	21,081	16,269
Equipment under capital lease	5	-	192
Flight equipment held for R&D	2	8,368	7,784
		61,199	54,719
Less accumulated depreciation		(28,516)	(27,027)
		$32,683	$27,692

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.2 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $2.3 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE G — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for lease, net, as of the below dates consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Aircraft and engines held for lease	$62,178	$58,136
Less accumulated depreciation	(30,687)	(31,661)
	$31,491	$26,475

Total depreciation expense amounted to $1.9 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. Total depreciation expense amounted to $3.1 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively, and is included in cost of leasing in the condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $2.3 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively. Supplemental rents recognized as revenue totaled $3.8 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively.

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

Year ending December 31:
Remaining six months of 2024	$6,309
2025	4,713
2026	3,416
2027	2,411
Total minimum lease payments	$16,849

NOTE H — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and related benefits	$2,989	$2,241
Accrued legal fees	588	854
Commission fee accrual	787	260
Accrued federal, state and local taxes and fees	176	105
Other	1,820	2,018
	$6,360	$5,478

NOTE I – WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding as of June 30, 2024 and December 31, 2023. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The outstanding Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's condensed consolidated statements of operations. The fair value of the Private Warrants is determined using the Black-Scholes option pricing model. The following table represents the assumptions used in determining the fair value of the Private Warrants as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.33%	3.84%
Expected volatility of common stock	40.95%	41.66%
Expected option term in years	1.5	2.0

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

NOTE J— FINANCING ARRANGEMENTS

Outstanding debt obligations as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement	$80,955	$29,000
$10.0 million Synovus Property and Equipment Revolving Term Loan	615	8,559
Total	81,570	37,559
Less current portion	(93)	(1,278)
Total long-term portion	$81,477	$36,281

At June 30, 2024 and December 31, 2023, total deferred financing costs were $1.3 million and $1.5 million, respectively. Amortized debt issuance costs are recorded in interest (expense) income, net through maturity of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense amounted to $0.1 and $0.2 million for the three months and six months ended June 30, 2024. Amortization expense amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2023.

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

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.75%. The applicable interest rate as of June 30, 2024 was 8.08%.

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company and the borrowers with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company and borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of June 30, 2024.

$10.0 million Synovus Property and Equipment Revolving Term Loan

On June 30, 2023, the Company entered into a Property and Equipment Revolving Term Loan (the “Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Once the total advance commitment was reached or commencing on June 30, 2024, whichever came first, this facility would become a term loan with a maturity date of June 30, 2027. This loan is collateralized by the property and equipment it finances and requires interest only payment until converted to a term loan, at which point, principal and interest payments will be required.

The Equipment Loan bears interest at a rate per annum equal to one-month SOFR plus 3.50%, which will be adjusted monthly. The effective rate on this facility as of June 30, 2024 was 7.96%.

The Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of June 30, 2024.

The schedule of payments on the Equipment Loan as of June 30, 2024 is as follows (in thousands):

Year ending December 31:
2024	$109
2025	198
2026	214
2027	94
Total payments	$615

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023, respectively (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(3,637)	$(2,688)	$2,640	$(2,683)
Change in fair value of warrant liability	-	(1,393)	-	(1,059)
Net (loss) income for EPS - Diluted	$(3,637)	$(4,081)	$2,640	$(3,742)

Weighted-average number of shares outstanding - basic	53,029,359	51,227,484	53,010,425	51,217,990
Weighted-average of assumed common Shares - options	-	-	11,576	-
Additional shares from assumed stock-settled restricted stock units	-	-	89,438	-
Additional shares from assumed exercise of warrants	-	177,169	-	199,899
Weighted-average number of shares outstanding - diluted	53,029,359	51,404,653	53,111,439	51,417,889

(Loss) earnings per share – basic:	$(0.07)	$(0.05)	$0.05	$(0.05)
(Loss) earnings per share – diluted:	$(0.07)	$(0.08)	$0.05	$(0.07)

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed stock-settled restricted stock units	71,847	1,788,589	-	1,782,032
Additional shares from assumed exercise of stock options	3,205	-	-	-

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

Selected financial information for each segment for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Asset Management Solutions
Aircraft	$9,110	$12,053	$25,448	$36,948
Engine	32,689	25,018	75,613	48,553
	41,799	37,071	101,061	85,501
TechOps
MRO services	29,517	28,417	55,365	55,571
Product sales	5,785	3,620	11,215	6,307
Whole asset sales	-	218	-	218
	35,302	32,255	66,580	62,096
Total	$77,101	$69,326	$167,641	$147,597

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit
Asset Management Solutions
Aircraft	$3,422	$1,760	$8,259	$10,215
Engine	11,939	9,595	29,754	19,199
	15,361	11,355	38,013	29,414
TechOps
MRO services	4,561	7,241	9,477	13,186
Product sales	1,798	1,168	3,026	1,555
Whole asset sales	-	376	-	376
	6,359	8,785	12,503	15,117
Total	$21,720	$20,140	$50,516	$44,531

			June 30, 2024	December 31, 2023
Total assets
Asset Management Solutions			$412,753	$372,326
Tech Ops			171,286	163,883
Corporate			14,655	17,729
			$598,694	$553,938

The following table reconciles segment gross profit to (loss) income before income tax provision for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment gross profit	$21,720	$20,140	$50,516	$44,531
Selling, general and administrative expenses	(23,572)	(27,097)	(47,705)	(52,321)
Interest (expense) income, net	(1,528)	381	(2,463)	1,428
Other income, net	102	138	271	371
Change in fair value of warrant liability	138	1,393	2,117	1,059
(Loss) income before income tax provision	$(3,140)	$(5,045)	$2,736	$(4,932)

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and six months ended June 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asset Management Solutions	$170	$164	$606	$1,074
TechOps	2,019	6,432	7,597	10,190
Total intersegment revenues	$2,189	$6,596	$8,203	$11,264

NOTE M — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 53,084,214 and 52,954,430 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has registered 6,200,000 shares of common stock issuable under the 2020 Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors (the “Board”) of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, those shares will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; interpret and administer the 2020 Plan and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the six months ended June 30, 2024 and 2023 was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2023	532,399	$14.82	1.84
Granted	1,145,530	-
Forfeited	(56,119)	-
Vested	(217,843)	-
Outstanding June 30, 2024	1,403,967	$8.51	2.42

			Weighted Average
		Weighted Average	Remaining Contractual
	Amount	Grant Date Fair Value	Life (Years)
Outstanding at December 31, 2022	1,374,383	$10.72	$2.88
Granted	359,993	15.00	2.55
Forfeited	(15,699)	15.24	2.20
Vested	(134,641)	14.43	-
Outstanding June 30, 2023	1,584,036	$11.34	$3.06

For the restricted stock unit awards granted under the 2020 Plan containing both service and performance conditions, the Company recognizes compensation expense when the awards are considered probable of vesting.  Restricted stock units are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employee have been established.  The fair value of restricted stock units is determined based on the closing price of the shares on the grant date.

The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

As of June 30, 2024, the Company’s restricted stock units included 724,248 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets.

For the three and six months ended June 30, 2024, the Company did not recognized share-based compensation expense for the performance-based awards given that the achievement of the performance milestones have been deemed not probable for accounting purposes.

As of June 30, 2023, the Company’s restricted stock units included 1,073,736 performance-based awards that had vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets.  Effective March 31, 2022, the performance-based awards granted in 2021 (the “2021 PSUs”) met the performance metric at the maximum level of 200% with one-third vested on December 22, 2022 and two-thirds vesting on December 22, 2023.

For the three and six months ended June 30, 2023, the Company recognized share-based compensation expense for the 2021 PSUs of $2.0 million and $4.0 million, respectively.

Stock Options

Stock options granted under the 2020 Plan have exercise terms of 10 years and vest in equal instalments of one-third of the total number of options granted on each of the first three anniversaries from the grant date beginning one year after the date of grant, and are assigned an exercise price equal to the closing stock price on the day prior to the date of grant. Options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Except for qualifying retirement after the nine-month anniversary of the grant date, any portion of the grant that has not vested will be forfeited upon termination of employment.

Under the 2020 Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, or benchmark companies when the option exercise period exceeds period for which stock data is available for the Company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The assumptions used in the Black-Scholes option-pricing model for options granted in 2024 are as follows:

Grant Date
June 7, 2024
Risk-free interest rate	4.42%
Expected volatility of common stock	50.04%
Dividend yield	-
Expected option term in years	6.0
Grant-date fair value (per share)	$3.73

Stock options activity under the 2020 Plan for the six months ended June 30, 2024 was as follows:

			Weighted Average
		Weighted average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise price per share	Life (Years)	Value (1)
Outstanding at December 31, 2023	-	$-	-	-
Granted	644,550	7.02	10	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2024	644,550	7.02	10	-
Nonvested at June 30, 2024	644,550	7.02	10	-
Exercisable	-	-	-	-

(1)	Total shares valued at the market price of the underlying stock as of June 30, 2024 less the exercise price.

As of June 30, 2024, the unrecognized compensation costs related to these awards was $2.3 million. The Company expects to recognize those costs over a weighted average period of 1.9 years. The total grant date fair value of stock options awarded during the three and six months ended June 30, 2024 was $2.4 million.

2020 Employee Stock Purchase Plan

The Company also maintains the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. During the six-months ended June 30, 2024 and 2023, the Company issued 48,202 and 21,551 shares, respectively, pursuant to the ESPP.

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

Results of Operations

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Sales and gross profit for AerSale’s two business segments for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023	Percent Change
Revenue
Asset Management Solutions
Aircraft	$9,110	$12,053	(24.4)%
Engine	32,689	25,018	30.7%
	41,799	37,071	12.8%
TechOps
MRO	29,517	28,417	3.9%
Product Sales	5,785	3,620	59.8%
Whole Asset Sale	-	218	(100.0)%
	35,302	32,255	9.4%

Total	$77,101	$69,326	11.2%

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$3,422	$1,760	94.4%
Engine	11,939	9,595	24.4%
	15,361	11,355	35.3%
TechOps
MRO	4,561	7,241	(37.0)%
Product Sales	1,798	1,168	53.9%
Whole Asset Sale	-	376	(100.0)%
	6,359	8,785	(27.6)%

Total	$21,720	$20,140	7.8%

Total revenue for the three months ended June 30, 2024 increased $7.8 million or 11.2% compared to the three months ended June 30, 2023, driven by an increase of $4.7 million, or 12.8%, in revenues within Asset Management Solutions, and an increase of $3.0 million, or 9.4%, in revenues within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $4.7 million or 12.8%, to $41.8 million for the three months ended June 30, 2024, due to a $7.7 million, or 30.7%, increase in revenue from Engines; offset in part by a $2.9 million, or 24.4%, decrease in revenue from Aircraft. The increase in Engines revenue is primarily attributable to higher activity across most product lines due to higher Flight Equipment sales in the amount of $3.2 million, higher leasing revenue of $1.0 million, and higher USM sales of $3.4 million. The decrease in Aircraft revenue is primarily attributable to decreased activity in the B737, as a result of lower Flight Equipment sales in the amount of $3.2 million due to the timing and availability of assets, as well as lower USM sales due to delays associated with the teardown process.

Cost of sales in Asset Management Solutions increased $0.7 million or 2.8%, to $26.4 million for the three months ended June 30, 2024, compared to the prior year period. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in the Asset Management Solutions segment increased $4.0 million to $15.4 million, or 35.3%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The gross profit increase is mainly attributable to higher revenue generated for the three months ended June 30, 2024, as noted above.

Aircraft gross profit margins increased to 37.6% for the three months ended June 30, 2024, from 14.6% for the three months ended June 30, 2023 due to higher margin contribution from USM sales. Engines gross profit margin was 36.5% for the three months ended June 30, 2024, a decrease from 38.4% for the three months ended June 30, 2023, which was primarily the result of lower margins on USM sales and leasing revenues.

TechOps

Our revenue from TechOps increased by $3.0 million or 9.4%, to $35.3 million for the three months ended June 30, 2024, compared to the prior year period. The increase was driven in part by higher MRO product sales, as well as higher contributions by component and landing gear repair activities, offset by lower demand for heavy MRO services in our Goodyear, Arizona facility.

Cost of sales in TechOps increased $5.5 million or 23.3%, to $28.9 million for the three months ended June 30, 2024 compared to the prior year period. This was driven by higher revenue discussed above. Gross profit in TechOps decreased $2.4 million, or 27.6% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by lower gross profit of $2.7 million on MRO services. Gross profit margin decreased to 18.0% for the three months ended June 30, 2024 compared to 27.2% for the prior year period, and was largely attributable to lower margin on MRO services of 15.5% for the three months ended June 30, 2024 compared to 25.5% for the prior year period, driven by lower margin generated on our heavy and component MROs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.5 million, or 13.0% to $23.6 million for the three months ended June 30, 2024, compared to the prior year period. The decrease was primarily related to lower payroll costs.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the three months ended June 30, 2024, we recorded a $0.1 million change in fair value of warrant liability income, compared to a $1.4 million income in the prior year period.

Interest (Expense) Income, Net

Interest expense, net was $1.5 million for the three months ended June 30, 2024, compared to $0.4 million interest income, net for the three months ended June 30, 2023. This was primarily related to interest expense incurred on borrowings under our debt facilities during the current year period, compared to interest earned on our excess cash in the prior year period.

Income Taxes

The effective tax rate for the three months ended June 30, 2024 was (15.8%) compared to 46.7% for the three months ended June 30, 2023. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended June 30, 2024 is primarily due to the exclusion of the foreign derived intangible income deduction previously assumed. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended June 30, 2023 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction and R&D credits.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Sales and gross profit for AerSale’s two business segments for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Percent Change
Revenue
Asset Management Solutions
Aircraft	$25,448	$36,948	(31.1)%
Engine	75,613	48,553	55.7%
	101,061	85,501	18.2%
TechOps
MRO	55,365	55,571	(0.4)%
Product Sales	11,215	6,307	77.8%
Whole Asset Sale	-	218	(100.0)%
	66,580	62,096	7.2%

Total	$167,641	$147,597	13.6%

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$8,259	$10,215	(19.1)%
Engine	29,754	19,199	55.0%
	38,013	29,414	29.2%
TechOps
MRO	9,477	13,186	(28.1)%
Product Sales	3,026	1,555	94.6%
Whole Asset Sale	-	376	(100.0)%
	12,503	15,117	(17.3)%

Total	$50,516	$44,531	13.4%

Total revenue for the six-months ended June 30, 2024 increased $20.0 million or 13.6% compared to the six months ended June 30, 2023, driven by an increase of $15.6 million, or 18.2%, in revenues within Asset Management Solutions and an increase of $4.5 million, or 7.2%, in revenues within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $15.6 million or 18.2%, to $101.1 million for the six months ended June 30, 2024, due to a $27.1 million, or 55.7%, increase in revenue from Engines; offset by a $11.5 million, or 31.1%, decrease in revenue from Aircraft. The increase in Engines revenue is primarily attributable to increased activity in the CFM56 and V2500 product lines as a result of higher Flight Equipment sales in the amount of $19.9 million, and higher USM sales. The decrease in Aircraft revenue is primarily attributable to decreased activity in the B757 product line due to lower Flight Equipment sales in the amount of $8.9 million due to softer demand in the freighter market, and lower leasing revenue of $1.9 million, partially offset by higher USM sales activity.

Cost of sales in Asset Management Solutions increased $7.0 million, or 12.4%, to $63.0 million for the six months ended June 30, 2024, compared to the prior year period. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in the Asset Management Solutions segment increased $8.6 million to $38.0 million, or 29.2%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The gross profit increase is mainly attributable to the higher revenue generated for the six months ended June 30, 2024, as noted above.

Aircraft gross profit margin increased to 32.5% for the six months ended June 30, 2024, from 27.6% for the six months ended June 30, 2023, due to higher margin on Flight Equipment sales. Engine gross profit margin was 39.4% for the six months ended June 30, 2024, a slight decrease from 39.5% for the six months ended June 30, 2023, which was primarily due to changes in the USM product mix.

TechOps

Our revenue from TechOps increased by $4.5 million, or 7.2%, to $66.6 million for the six months ended June 30, 2024, compared to the prior year period. The increase was primarily driven by higher MRO product sales.

Cost of sales in TechOps increased $7.1 million, or 15.1%, to $54.1 million for the six months ended June 30, 2024, compared to the prior year period, driven by higher revenues discussed above. Gross profit in TechOps decreased $2.6 million, or 17.3% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, driven by lower profit generated on MRO services. Gross profit margin decreased to 18.8% for the six months ended June 30, 2024 compared to 24.3% for the six months ended June 30, 2023, and was largely attributable to lower margins on MRO services of 17.1% for the six months ended June 30, 2024, compared to 23.7% during the six months ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.6 million, or 8.8% to $47.7 million for the six months ended June 30, 2024, compared to the prior year period. The decrease was primarily related to lower share-based compensation and payroll costs.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the six months ended June 30, 2024, we recorded a change in fair value of the warrant liability income of $2.1 million, compared to a $1.1 million income in the prior year period.

Interest (Expense) Income, Net

Interest expense, net was $2.5 million for the six months ended June 30, 2024, compared to $1.4 million interest income, net for the six months ended June 30, 2023. This was primarily related to interest expense incurred on borrowings under our debt facilities during the current year period, compared to interest earned on our excess cash in the prior year period.

Income Taxes

The effective tax rate for the six months ended June 30, 2024 was 3.5% compared to 45.6% for the six months ended June 30, 2023. The difference between the effective tax rate and the statutory tax rate of 21% for the six months ended June 30, 2024 is primarily due to the benefit of the R&D credits, change in fair market value of the warrants and amended state tax returns. The difference between the effective tax rate and the statutory tax rate of 21% for the six months ended June 30, 2023 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction and R&D credits.

Financial Position, Liquidity and Capital Resources

As of June 30, 2024, we had $4.3 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $81.0 million outstanding under the Revolving Credit Agreement as of June 30, 2024, and we had $97.5 million of availability thereunder. We used cash in operations of $36.8 million for the six months ended June 30, 2024, primarily for feedstock acquisitions, and used cash in investing activities of $9.0 million for the six months ended June 30, 2024.

During the year ended December 31, 2023, we entered into a revolving term loan collateralized by our property and equipment (the “Equipment Loan”), and borrowed $8.6 million, which was paid off during the six months ended June 30, 2024. During the three months ended June 30, 2024, the Company financed additional equipment purchases of $0.6 million, which remain outstanding as of June 30, 2024.

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

Cash Flows— Six months ended June 30, 2024 compared to six months ended June 30, 2023

Cash Flows from Operating Activities

Net cash used in operating activities was $36.8 million for the six months ended June 30, 2024, compared to cash used of $129.2 million for the same period in 2023. The decrease in cash deployed of $92.4 million was primarily due to lower feedstock acquisitions and the timing of advances to vendors during the six months ended June 30, 2024 compared to the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.0 million for the six months ended June 30, 2024, compared to cash provided of $7.9 million in the same period for 2023. Cash used in investing activities during the six months ended June 30, 2024 was driven by purchases of property and equipment in support of TechOps expansion. Cash generated by investing activities during the six months ended June 30, 2023 was driven by Flight Equipment sales.

Cash Flows from Financing Activities

Net cash provided by financing activities was $44.2 million for the six months ended June 30, 2024, compared to cash provided of $8.8 million in the same period for 2023. Cash provided by financing activities during the six months ended June 30, 2024 was primarily related to the proceeds from net borrowings under our Revolving Credit Agreement. Cash provided by financing activities during the six months ended June 30, 2023 is the result of proceeds from borrowings under the Equipment Loan.

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

As of June 30, 2024, there was $81.0 million outstanding under the Revolving Credit Agreement and we had $97.5 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of June 30, 2024.

Synovus Equipment Loan

On June 30, 2023, the Company entered into a property and equipment revolving term loan (the “Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Once the total advance commitment is reached or commencing on June 30, 2024, whichever came first, this facility would become a term loan with a maturity date of June 30, 2027. This loan is collateralized by the property and equipment it finances and requires interest only payment until converted to a term loan, at which point, principal and interest payments will be required.

During the six months ended June 30, 2024, the Company repaid $8.6 million outstanding under this facility as of December 31, 2023, and borrowed $0.6 million, which remained outstanding as of June 30, 2024.

We were in compliance with our debt covenants for the Equipment Loan as of June 30, 2024.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of June 30, 2024. Refer to Note Q – Leases, within our consolidated financial statements in our 2023 Form 10-K for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics valued at $27.5 million for the acquisition of technical equipment for manufacturing our AerAwareTM product. The commitment is expected to be satisfied by the second quarter of 2025.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2023 Form 10-K. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the six months ended June 30, 2024, there were no material changes in our critical accounting policies and estimates.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the Equipment Loan, which have variable interest rates tied to the Secured Overnight Financing Rate. As of June 30, 2024, we had $81.0 million outstanding variable rate borrowings under the Revolving Credit Agreement. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of June 30, 2024 would increase our annual interest expense by $0.7 million

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three and six months ended June 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act, as amended (the “Exchange Act”), as of June 30, 2024.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

The Company could be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named defendants, and, for insurable losses, maintain adequate levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of exiting insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigations, if any, in which the Company is involved will materially affect the Company’s consolidated financial condition or results of operations.

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

ITEM 5    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

During the fiscal quarter ended June 30, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	12/9/2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	10-Q	001-38801	2.1	8/14/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated By laws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K12B.	001-38801	3.4	12/23/2020

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
10.1	Form of Restricted Stock Award Agreement under the Incentive Compensation Plan.					*
10.2	Form of Nonqualified Stock Option Award Agreement					*
10.3	Form of Restricted Performance Unit Award Agreement					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	August 7, 2024	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2024	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)