Form 10-Q
period 2024-09-30
AerSale Corp
filed 2024-11-08
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number: 001-38801

AerSale Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-3976002
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9850 NW 41st Street, Suite 400
Doral, FL	33178
(Address of Principal Executive Offices)	(Zip Code)

(305) 764-3200

Registrant’s telephone number, including area code

255 Alhambra Circle, Suite 435
Coral Gables, FL 33134

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

The number of shares of Registrant’s common stock outstanding as of November 5, 2024 was 53,210,842.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may constitute forward-looking statements, and include, but are not limited to, changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; the sufficiency of our liquidity; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: disruptions in supply chain; factors that adversely impact the commercial aviation industry; the fluctuating market value of our products; our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults; success at our maintenance, repair and overhaul (“MRO”) facilities is dependent upon continued outsourcing by airlines; shortage of skilled personnel or work stoppages; the inability to obtain certain components and raw materials from suppliers; the highly competitive nature of the markets in which we operate; risks associated with our international operations; the risks from business acquisitions and integration of new businesses acquired; the unique risks we encounter by supplying equipment and services to the U.S. government; further consolidation of customers and suppliers in our markets; cyber or other security threats or disruptions; the significant capital expenditures that may be required to keep pace with technological developments in our industry lack of ownership of certain intellectual property and tooling that is important to our business; litigation to protect our intellectual property; our dependence on our facilities, which are subject to physical and other risks that could disrupt production; risks from any improper conduct by our employees, agents, subcontractors, suppliers, business ventures or joint ventures in which we participate; loss of services from key employees; the failure of our subcontractors to perform their contractual obligations; impacts from future outbreaks and infectious diseases on flight activity, demand for MRO and leasing services, our business partners or customers, and the related macro environment; our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us; our failure to comply with the covenants in the documents governing our existing and future indebtedness; limitations of our current and future operations from restrictive covenants contained in documents governing our indebtedness; unanticipated changes in our tax provision; possible goodwill and other asset impairments; changes in interest rates, foreign currency exchange rates and swap counterparty risks; we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation; compliance with U.S. and other anti-corruption laws, export control laws, import control laws, trade and economic sanction laws and other laws governing our operations; current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims not adequately covered by insurance; the liens of Flight Equipment could exceed the value of such Flight Equipment; the risk that our leased aircraft engines are deemed accessions to the aircraft and our ability to repossess an engine is impaired; product and other liability claims not covered by insurance; the extensive environmental requirements with which we must comply; global climate change, or by legal, regulatory or market responses to such change; depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur; lack of analyst coverage for our common stock; actual or anticipated sales of significant amounts of our common stock; the fact that we do not intend to pay dividends on our common stock for the foreseeable future; reduced disclosure due to our filing status as an “emerging growth company”; ineffective internal control over financial reporting; insolvency of our customers; the adverse effect of negative economic conditions and other factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 8, 2024.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(Unaudited)

	September 30,	December 31,
	2024	2023

Current assets:
Cash and cash equivalents	$9,787	$5,873
Accounts receivable, net of allowance for credit losses of $1,173 and $978 as of September 30, 2024 and December 31, 2023, respectively	33,745	31,239
Income tax receivable	2,039	1,628
Inventory:
Aircraft, airframes, engines, and parts, net	263,728	177,770
Advance vendor payments	12,257	35,757
Deposits, prepaid expenses, and other current assets	18,180	12,507
Total current assets	339,736	264,774
Fixed assets:
Aircraft and engines held for lease, net	40,163	26,475
Property and equipment, net	32,710	27,692
Inventory:
Aircraft, airframes, engines, and parts, net	109,706	151,398
Operating lease right-of-use assets	24,796	27,519
Deferred income taxes	11,736	12,203
Deferred financing costs, net	1,259	1,506
Other assets	525	525
Goodwill	19,860	19,860
Other intangible assets, net	20,965	21,986
Total assets	$601,456	$553,938

Current liabilities:
Accounts payable	$34,870	$29,899
Accrued expenses	6,221	5,478
Lessee and customer purchase deposits	914	1,467
Current operating lease liabilities	4,062	4,593
Current portion of long-term debt	193	1,278
Deferred revenue	854	2,998
Total current liabilities	47,114	45,713
Revolving credit facility	78,513	29,000
Long-term debt	376	7,281
Long-term lease deposits	1,537	102
Long-term operating lease liabilities	22,297	24,377
Maintenance deposit payments and other liabilities	57	64
Warrant liability	38	2,386
Total liabilities	149,932	108,923
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 53,210,842 and 52,954,430 shares as of September 30, 2024 and December 31, 2023	5	5
Additional paid-in capital	315,099	311,739
Retained earnings	136,420	133,271
Total stockholders' equity	451,524	445,015
Total liabilities and stockholders’ equity	$601,456	$553,938

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Products	$47,719	$66,842	$152,627	$149,960
Leasing	6,900	2,488	14,268	11,396
Services	28,065	23,154	83,430	78,725
Total revenue	82,684	92,484	250,325	240,081
Cost of sales and operating expenses:
Cost of products	31,680	48,697	99,830	107,176
Cost of leasing	2,424	1,051	5,511	3,253
Cost of services	24,905	19,262	70,793	61,647
Total cost of sales	59,009	69,010	176,134	172,076
Gross profit	23,675	23,474	74,191	68,005
Selling, general, and administrative expenses	21,679	25,403	69,384	77,724
Income (loss) from operations	1,996	(1,929)	4,807	(9,719)
Other (expenses) income:
Interest (expense) income, net	(1,768)	(250)	(4,231)	1,178
Other income, net	128	127	399	498
Change in fair value of warrant liability	231	(55)	2,348	1,004
Total other (expenses) income	(1,409)	(178)	(1,484)	2,680
Income (loss) before income tax provision	587	(2,107)	3,323	(7,039)
Income tax (expense) benefit	(78)	1,959	(174)	4,208
Net income (loss)	$509	$(148)	$3,149	$(2,831)

Earnings (loss) per share:
Basic	$0.01	$(0.00)	$0.06	$(0.06)
Diluted	$0.01	$(0.00)	$0.06	$(0.07)
Weighted average shares outstanding:
Basic	53,208,538	51,321,026	53,076,733	51,252,581
Diluted	53,385,111	51,321,026	53,272,973	51,430,205

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2024 and 2023

(in thousands, except share data)

(Unaudited)

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2023	$5	52,954,430	$311,739	$133,271	$445,015
Share-based compensation	-	-	799	-	799
Shares issued under the 2020 Equity Incentive Plan	0	54,596	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(108)	-	(108)
Net income	-	-	-	6,277	6,277
Balance at March 31, 2024	$5	53,009,026	$312,430	$139,548	$451,983
Share-based compensation	-	-	1,144	-	1,144
Shares issued under the 2020 Employee Stock Purchase Plan	0	48,202	325	-	325
Shares issued under the 2020 Equity Incentive Plan	0	26,986	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(16)	-	(16)
Net loss	-	-	-	(3,637)	(3,637)
Balance at June 30, 2024	$5	53,084,214	$313,883	$135,911	$449,799
Share-based compensation	-	-	1,216	-	1,216
Shares issued under the 2020 Equity Incentive Plan	0	126,628	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	-	-	-
Net income	-	-	-	509	509
Balance at September 30, 2024	$5	53,210,842	$315,099	$136,420	$451,524

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2022	$5	51,189,461	$306,141	$138,834	$444,980
Share-based compensation	-	-	2,731	-	2,731
Shares issued under the 2020 Equity Incentive Plan	0	31,925	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(70)	-	(70)
Net income	-	-	-	5	5
Balance at March 31, 2023	$5	51,221,386	$308,802	$138,839	$447,646
Share-based compensation	-	-	3,028	-	3,028
Shares issued under the 2020 Employee Stock Purchase Plan	0	21,551	278	-	278
Shares issued under the 2020 Equity Incentive Plan	0	7,470	-	-	-
Net loss	-	-	-	(2,688)	(2,688)
Balance at June 30, 2023	$5	51,250,407	$312,108	$136,151	$448,264
Share-based compensation	-	-	3,180	-	3,180
Shares issued under the 2020 Equity Incentive Plan	0	78,393	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(34)	-	(34)
Net loss	-	-	-	(148)	(148)
Balance at September 30, 2023	$5	51,328,800	$315,254	$136,003	$451,262

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,149	$(2,831)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,945	7,585
Amortization of debt issuance costs	248	316
Amortization of operating lease assets	111	286
Inventory reserve	1,809	1,255
Provision for doubtful accounts	195	-
Deferred income taxes	467	(2,331)
Change in fair value of warrant liability	(2,348)	(1,004)
Share-based compensation	3,159	8,939
Changes in operating assets and liabilities:
Deferred financing costs	-	(1,361)
Accounts receivable	(2,700)	(1,447)
Income tax receivable	(411)	(1,313)
Inventory	(62,587)	(168,313)
Deposits, prepaid expenses, and other current assets	(5,673)	(2,313)
Other assets	(575)	93
Advance vendor payments	23,500	(8,212)
Accounts payable	4,973	17,824
Accrued expenses	657	(5,015)
Deferred revenue	(2,144)	1,038
Lessee and customer purchase deposits	882	(10,641)
Other liabilities	(11)	(606)
Net cash used in operating activities	(26,354)	(168,051)
Cash flows from investing activities:
Proceeds from sale of assets	3,800	14,450
Acquisition of aircraft and engines held for lease, including capitalized cost	(6,488)	-
Purchase of property and equipment	(8,768)	(7,766)
Net cash (used in) provided by investing activities	(11,456)	6,684
Cash flows from financing activities:
Proceeds from long-term debt	615	8,559
Repayments of long-term debt	(8,605)	-
Proceeds from revolving credit facility	132,294	26,100
Repayments of revolving credit facility	(82,781)	(17,500)
Taxes paid related to net share settlement of equity awards	(124)	(104)
Proceeds from the issuance of Employee Stock Purchase Plan shares	325	278
Net cash provided by financing activities	41,724	17,333

Increase (decrease) in cash and cash equivalents	3,914	(144,034)
Cash and cash equivalents, beginning of period	5,873	147,188
Cash and cash equivalents, end of period	$9,787	$3,154

Supplemental disclosure of cash activities
Income tax payments, net	$(20)	$1,306
Interest paid	$4,173	$575
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) aircraft and engine held for lease, net	$12,711	$9,312

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2024

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission, which permits reduced disclosures for interim periods. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Revision of Prior Period Financial Statements

Certain balances in the condensed consolidated balance sheet as of December 31, 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023, have been reclassified to conform to the presentation in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, primarily the reclassification of amounts related to deposits for Flight Equipment purchases from deposits, prepaid expenses, and other current assets to advance vendor payments. Such reclassification did not impact net income (loss), stockholders’ equity or total cash flows from operating activities, and did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact this standard will have on our disclosures.

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

Contract assets are as follows (in thousands):

	September 30, 2024	December 31, 2023	Change
Contract assets	$5,460	$6,474	$(1,014)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our condensed consolidated balance sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our condensed consolidated balance sheets and amounted to $3.0 million as of December 31, 2023, of which $2.7 million was related to contract liabilities for services to be performed. For the three and nine months ended September 30, 2024, the Company recognized as revenue $0.1 million and $2.5 million of contract liabilities included in the deferred revenue beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024			2024
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$20,928	$3,718	$24,646	$58,060	$13,211	$71,271
Whole asset sales	22,586	-	22,586	79,147	-	79,147
Engineered solutions	-	487	487	-	2,209	2,209
Total products	43,514	4,205	47,719	137,207	15,420	152,627
Leasing	6,900	-	6,900	14,268	-	14,268
Services	-	28,065	28,065	-	83,430	83,430
Total revenues	$50,414	$32,270	$82,684	$151,475	$98,850	$250,325

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023			2023
	Asset Management			Asset Management
	Solutions	Tech Ops	Total Revenues	Solutions	TechOps	Total Revenues
USM	$17,754	$3,884	$21,638	$49,348	$9,709	$59,057
Whole asset sales	44,812	-	44,812	89,811	218	90,029
Engineered solutions	-	392	392	-	874	874
Total products	62,566	4,276	66,842	139,159	10,801	149,960
Leasing	2,488	-	2,488	11,396	-	11,396
Services	-	23,154	23,154	-	78,725	78,725
Total revenues	$65,054	$27,430	$92,484	$150,555	$89,526	$240,081

NOTE D — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	September 30, 2024	December 31, 2023
USM	$88,781	$58,857
Whole assets	193,955	186,845
Work-in-process	31,694	22,270
MRO and engineered solutions	59,004	61,196
	$373,434	329,168
Less short term	(263,728)	(177,770)
Long term	$109,706	$151,398

The Company recorded inventory scrap loss reserves of $1.7 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. The Company recorded inventory scrap loss reserves of $0.5 million and $1.3 million for the three and nine months ended September 30, 2023, respectively. Additions to inventory reserves are included in cost of products in the accompanying condensed consolidated statements of operations.

Our allocation of inventory between short term and long term reflects the inventory’s operating cycle, which is longer than one year due to teardown and repair lead times. Inventory expected to be monetized within 18 months as well as work-in-process and inventory used in MROs are reported under current assets.

In April 2024, one of the Company’s leased secondary parts warehouses in Roswell, New Mexico, was destroyed by a fire. Inside the warehouse were various aircraft parts typically sold by AerSale as USM. The replacement value of that inventory, which was also destroyed or rendered not sellable by the fire, is estimated at $67.6 million. AerSale carries insurance covering these parts, with a limit of $100 million and a $10,000 deductible, for which it has submitted a claim. The cost basis of the destroyed inventory is $6.0 million; accordingly, since the insurance claim has yet to be paid, the Company recorded an impairment of $6.0 million and a $6.0 million non-trade receivable within deposits, prepaid expenses, and other current assets, in the condensed consolidated balance sheets as of September 30, 2024. The recovery of the $6.0 million claim is deemed to be probable.  Pursuant to ASC 450-30, Gain Contingencies, any higher amount than our book value that is to be collected from the insurance claim will not be recorded until the insurance claim is paid.

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

The Company’s goodwill and intangible assets as defined by ASC 350 is primarily related to our subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT”), which are included in the TechOps segment, as well as Qwest Air Parts (“Qwest”), which is included under the Asset Management Solutions segment. See Note L for information about our business segments.

Goodwill and other intangible assets, net as of the below dates are (in thousands):

	September 30, 2024	December 31, 2023
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with definite lives as of the below dates are as follows (in thousands):

	Useful Life
	In Years	September 30, 2024	December 31, 2023
Qwest:
Customer relationships	10	$4,432	$5,163
ALGS:
Customer relationships	10	15	30
ACS:
Customer relationships	10	875	1,033
ACT:
Customer relationships	10	4,738	5,430
AerSale:
AerAware Flight manuals	10	575	-
Total intangible assets with definite lives		$10,635	$11,656

Total amortization expense amounted to $0.5 million for the three months ended September 30, 2024 and 2023. Total amortization expense amounted to $1.6 million for the nine months ended September 30, 2024 and 2023. Accumulated amortization amounted to $10.9 million and $9.3 million as of September 30, 2024 and December 31, 2023, respectively.

In the first quarter of 2024, the Company identified a triggering event indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was due to the significant decline in the market price of the Company’s common stock during the quarter. As a result, the Company performed an interim quantitative goodwill impairment test for the Asset Management Solutions and ACT reporting units as of March 31, 2024 and determined that the fair values exceeded the carrying values for each reporting unit. Due to the lack of recovery in the stock price during the second and third quarter of 2024, the Company performed an interim quantitative goodwill impairment test for the Asset Management Solutions and ACT reporting units as of June 30, 2024 and September 30, 2024, and determined that the fair values exceeded the carrying values for each reporting unit. As such, the interim quantitative tests did not result in a goodwill impairment for the Company’s reporting units.  In addition, the Company performed a qualitative assessment of long-lived assets and concluded it is not more likely than not that long-lived assets are impaired.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE F — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	September 30, 2024	December 31, 2023
Tooling and equipment	7 - 15	$17,193	$16,024
Furniture and other equipment	5	12,718	12,076
Computer software	5	2,581	2,374
Leasehold improvements	3 - 10	21,613	16,269
Equipment under capital lease	5	192	192
Flight equipment held for R&D	2	8,383	7,784
		62,680	54,719
Less accumulated depreciation		(29,970)	(27,027)
		$32,710	$27,692

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.6 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $3.8 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE G — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for lease, net, as of the below dates consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Aircraft and engines held for lease	$72,595	$58,136
Less accumulated depreciation	(32,432)	(31,661)
	$40,163	$26,475

Total depreciation expense amounted to $2.4 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. Total depreciation expense amounted to $5.5 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in cost of leasing in the condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $3.8 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively. Supplemental rents recognized as revenue totaled $7.6 million and $5.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Year ending December 31:
Remaining three months of 2024	$7,086
2025	15,175
2026	4,664
2027	861
Total minimum lease payments	$27,786

NOTE H — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and related benefits	$2,647	$2,241
Accrued legal fees	520	854
Commission fee accrual	692	260
Accrued federal, state and local taxes and fees	187	105
Other	2,175	2,018
	$6,221	$5,478

NOTE I – WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding as of September 30, 2024 and December 31, 2023. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The outstanding Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's condensed consolidated statements of operations. The fair value of the Private Warrants is determined using the Black-Scholes option pricing model. The following table represents the assumptions used in determining the fair value of the Private Warrants as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.58%	3.84%
Expected volatility of common stock	41.22%	41.66%
Expected option term in years	1.2	2.0

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

NOTE J— FINANCING ARRANGEMENTS

Outstanding debt obligations as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement	$78,513	$29,000
$10.0 million Synovus Property and Equipment Revolving Term Loan	569	8,559
Total	79,082	37,559
Less current portion	(193)	(1,278)
Total long-term portion	$78,889	$36,281

At September 30, 2024 and December 31, 2023, total deferred financing costs were $1.3 million and $1.5 million, respectively. Amortized debt issuance costs are recorded in interest (expense) income, net through maturity of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense amounted to $0.1 million and $0.2 million for the three months and nine months ended September 30, 2024. Amortization expense amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2023.

$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement

On July 20, 2018, the Company and other subsidiary borrowers signatory thereto entered into a secured amended and restated revolving credit agreement (as amended, the “Revolving Credit Agreement”), which initially provided for a $150.0 million aggregate amount of revolver commitments subject to borrowing base limitations. Effective July 25, 2023, the Company amended the Revolving Credit Agreement to increase the maximum commitments thereunder to $180.0 million aggregate amount, expandable to $200.0 million, subject to borrowing base limitations, and to extend the maturity date to July 24, 2028.

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.50%. The applicable interest rate as of September 30, 2024 was 8.15%.

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company and the borrowers with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company and borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of September 30, 2024.

$10.0 million Synovus Property and Equipment Revolving Term Loan

On June 30, 2023, the Company entered into a Property and Equipment Revolving Term Loan (the “Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. This facility became a term loan during quarter ended June 30, 2024, with a maturity date of June 26, 2027. This loan is collateralized by the property and equipment it finances and requires principal and interest payments. The Equipment Loan bears interest at a rate per annum equal to 7.96%.

The Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of September 30, 2024.

The schedule of payments on the Equipment Loan as of September 30, 2024 is as follows (in thousands):

Year ending December 31:
2024	$63
2025	198
2026	215
2027	93
Total payments	$569

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$509	$(148)	$3,149	$(2,831)
Change in fair value of warrant liability	-	-	-	(1,004)
Net income (loss) for EPS - Diluted	$509	$(148)	$3,149	$(3,835)

Weighted-average number of shares outstanding - basic	53,208,538	51,321,026	53,076,733	51,252,581
Additional shares from assumed exercise of warrants	-	-	-	177,624
Additional shares from assumed stock-settled options	-	-	12,524	-
Additional shares from assumed stock-settled restricted stock units	166,000	-	180,178	-
Additional shares from assumed issuance under the Employee Stock Purchase Plan	10,573	-	3,538	-
Weighted-average number of shares outstanding - diluted	53,385,111	51,321,026	53,272,973	51,430,205

Earnings (loss) per share – basic:	$0.01	$(0.00)	$0.06	$(0.06)
Earnings (loss) per share – diluted:	$0.01	$(0.00)	$0.06	$(0.07)

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed exercise of warrants	-	126,154	-	-
Additional shares from assumed stock-settled restricted stock units	-	2,007,217	-	1,869,782
Additional shares from assumed issuance under the Employee Stock Purchase Plan	-	6,542	-	1,043

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

The TechOps segment consists of aviation maintenance and services business that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, cargo conversions of wide-body aircraft, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenue consists of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions for operators to airworthiness directives and other technical challenges. In order to develop these products, the Company engages in research and development  activities, which are expensed as incurred. The TechOps segment also engages in the repair and sale of USM inventory for which it has the overhaul capabilities and relationships to sell.

Gross profit is calculated by subtracting cost of sales from revenue. The assets and certain expenses related to corporate activities are not allocated to the segments. Our reportable segments are aligned principally around the differences in products and services. The segment reporting excludes the allocation of selling, general and administrative expenses, other interest income/expense, and income tax expense/benefit.

Selected financial information for each segment for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Asset Management Solutions
Aircraft	$8,940	$20,888	$34,388	$57,836
Engine	41,474	44,166	117,087	92,719
	50,414	65,054	151,475	150,555
TechOps
MRO services	28,065	23,154	83,430	78,725
Product sales	4,205	4,276	15,420	10,583
Whole asset sales	-	-	-	218
	32,270	27,430	98,850	89,526
Total	$82,684	$92,484	$250,325	$240,081

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit
Asset Management Solutions
Aircraft	$3,009	$6,656	$11,268	$16,871
Engine	16,279	11,881	46,033	31,080
	19,288	18,537	57,301	47,951
TechOps
MRO services	3,160	3,892	12,637	17,078
Product sales	1,227	1,045	4,253	2,600
Whole asset sales	-	-	-	376
	4,387	4,937	16,890	20,054
Total	$23,675	$23,474	$74,191	$68,005

			September 30, 2024	December 31, 2023
Total assets
Asset Management Solutions			$400,610	$372,326
Tech Ops			180,612	163,883
Corporate			20,234	17,729
			$601,456	$553,938

The following table reconciles segment gross profit to income (loss) before income tax provision for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment gross profit	$23,675	$23,474	$74,191	$68,005
Selling, general and administrative expenses	(21,679)	(25,403)	(69,384)	(77,724)
Interest (expense) income, net	(1,768)	(250)	(4,231)	1,178
Other income, net	128	127	399	498
Change in fair value of warrant liability	231	(55)	2,348	1,004
Income (loss) before income tax provision	$587	$(2,107)	$3,323	$(7,039)

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the arm’s length value of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset Management Solutions	$86	$168	$692	$1,241
TechOps	2,397	3,761	9,993	13,952
Total intersegment revenues	$2,483	$3,929	$10,685	$15,193

NOTE M — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 53,210,842 and 52,954,430 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has registered 6,200,000 shares of common stock issuable under the 2020 Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors (the “Board”) of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, those shares will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; and interpret and administer the 2020 Plan and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the nine months ended September 30, 2024 and 2023 was as follows:

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2023	532,399	$14.82
Granted	1,148,201	7.07
Forfeited	(67,887)	14.64
Vested	(221,337)	14.90
Outstanding September 30, 2024	1,391,376	$8.43

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2022	1,374,383	$10.72
Granted	359,036	15.01
Forfeited	(33,526)	14.86
Vested	(121,737)	14.28
Outstanding September 30, 2023	1,578,156	$11.34

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

The probability of vesting of restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

As of September 30, 2024, the Company’s restricted stock units included 726,109 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets.

For the three and nine months ended September 30, 2024, the Company did not recognize share-based compensation expense for the performance-based awards given that the achievement of the performance milestones have been deemed not probable for accounting purposes.

As of September 30, 2023, the Company’s restricted stock units included 1,073,736 performance-based awards that had vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets.  Effective March 31, 2022, the performance-based awards granted in 2021 (the “2021 PSUs”) met the performance metric at the maximum level of 200% with one-third vested on December 22, 2022 and two-thirds vesting on December 22, 2023. For the three and nine months ended September 30, 2023, the Company recognized share-based compensation expense for the 2021 PSUs of $2.0 million and $6.0 million, respectively.

Stock Options

Stock options granted under the 2020 Plan have exercise terms of 10 years and vest in equal installments of one-third of the total number of options granted on each of the first three anniversaries from the grant date beginning one year after the date of grant, and are assigned an exercise price equal to the closing stock price on the day prior to the date of grant. Options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Except for qualifying retirement after the nine-month anniversary of the grant date, any portion of the grant that has not vested will be forfeited upon termination of employment.

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

	Grant Date	Grant Date
	June 7, 2024	July 1, 2024
Risk-free interest rate	4.42%	4.44%
Expected volatility of common stock	50.04%	50.03%
Dividend yield	-	-
Expected option term in years	6.0	6.0
Grant-date fair value (per share)	$ 3.73	$ 3.46

Stock options activity under the 2020 Plan for the nine months ended September 30, 2024 was as follows:

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2023	-	$-	-	-
Granted	646,301	7.02	9.69	-
Forfeited	-	-	-	-
Vested	-	-	-	-
Outstanding at September 30, 2024	646,301	$7.02	9.69

Exercisable	-	$-	-	-

(1)	Total shares valued at the market price of the underlying stock as of September 30, 2024 less the exercise price.

As of September 30, 2024, the unrecognized compensation costs related to these awards was $1.9 million. The Company expects to recognize those costs over a weighted average period of 1.8 years. The total grant date fair value of stock options awarded during the nine months ended September 30, 2024 was $2.4 million.

2020 Employee Stock Purchase Plan

The Company also maintains the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. During the nine months ended September 30, 2024 and 2023, the Company issued 48,202 and 21,551 shares, respectively, pursuant to the ESPP.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis and the accompanying financial statements and related notes together with AerSale’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the 2023 Form 10-K.

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

We are a worldwide provider of aftermarket commercial aircraft, engines, and their parts to passenger and cargo airlines, leasing companies, original equipment manufacturers (“OEM”), government and defense contractors, and maintenance, repair and overhaul (“MRO”) service providers. We report our activities in two business segments: Asset Management Solutions, comprised of activities that extract value from strategic Flight Equipment acquisitions either as whole assets or by disassembling for used serviceable material (“USM”), and TechOps, comprised of MRO activities for aircraft and their components, and sales of internally developed engineered solutions and other serviceable products.

Our Asset Management Solutions segment focuses on mid-life Flight Equipment. Asset Management Solutions’ activities include monetization of assets through the lease or sale of whole assets, or through disassembly activities in support of our USM-related activities. Our monetizing services have been developed to maximize returns on mid-life Flight Equipment throughout their operating life, in conjunction with realizing the highest residual value of Flight Equipment at its retirement. We accomplish this by utilizing deep market and technical knowledge related to the management of Flight Equipment sales, leasing and MRO services. To extract value from the remaining flight time on whole assets, we provide flexible short-term (generally less than five years) leasing solutions of Flight Equipment to passenger and cargo operators across the globe. Once the value from the Flight Equipment’s flight time has been extracted, Flight Equipment is considered to be at or near the end of its useful life and is analyzed for return maximization as either whole asset sales or disassembled for sale as USM parts. Revenue from this segment is segregated between Aircraft and Engine depending on the asset type that generated the revenue. Lease revenue and the related depreciation from aircraft and engines installed on those aircraft are recognized under the Aircraft category. Revenue from sales of whole aircraft and related cost of sales are allocated between the Aircraft and Engine categories based on the allocated cost basis of the asset sold.

Our TechOps segment provides internal and third-party aviation services, including internally developed engineered solutions, full heavy aircraft maintenance and modification, component MRO, as well as end-of-life disassembly services to all Flight Equipment. Our MRO business also engages in longer-term projects such as aircraft modifications, cargo and tanker conversions of aircraft, and aircraft storage. The TechOps segment also includes MRO services for landing gear, thrust reversers, hydraulic systems, and other aircraft components.

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

Recent Accounting Pronouncements

The most recently adopted and to be adopted accounting pronouncements are described in Note B of our condensed consolidated financial statements included in this Quarterly Report, as well as in, Note B within our consolidated annual financial statements in Part II, Item 8 of the 2023 Form 10-K.

Results of Operations

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Sales and gross profit for AerSale’s two business segments for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	Percent Change
Revenue
Asset Management Solutions
Aircraft	$8,940	$20,888	(57.2)%
Engine	41,474	44,166	(6.1)%
	50,414	65,054	(22.5)%
TechOps
MRO	28,065	23,154	21.2%
Product Sales	4,205	4,276	(1.7)%
	32,270	27,430	17.6%

Total	$82,684	$92,484	(10.6)%

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$3,009	$6,656	(54.8)%
Engine	16,279	11,881	37.0%
	19,288	18,537	4.1%
TechOps
MRO	3,160	3,892	(18.8)%
Product Sales	1,227	1,045	17.4%
	4,387	4,937	(11.1)%

Total	$23,675	$23,474	0.9%

Total revenue for the three months ended September 30, 2024 decreased $9.8 million or 10.6% compared to the three months ended September 30, 2023, driven by an decrease of $14.6 million, or 22.5%, in revenues within Asset Management Solutions, offset by an increase of $4.8 million, or 17.6%, in revenues within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased $14.6 million or 22.5%, to $50.4 million for the three months ended September 30, 2024, due to $11.9 million, or 57.2%, decrease in revenue from Aircraft and a $2.7 million, or 6.1%, decrease in revenue from Engines. The decrease in Aircraft revenue is a result of lower Flight Equipment sales in the amount of $12.7 million due to the timing and availability of assets, primarily attributable to decreased activity in the B757 product line, offset by higher USM sales. The decrease in Engines revenue is primarily attributable to lower activity across most product lines due to lower Flight Equipment sales in the amount of $9.5 million.

Cost of sales in Asset Management Solutions decreased $15.4 million or 33.1%, to $31.1 million for the three months ended September 30, 2024, compared to the prior year period. The decrease in cost of sales was primarily driven by the sales decrease discussed above. Gross profit in the Asset Management Solutions segment increased $0.8 million to $19.3 million, or 4.1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The gross profit increase is mainly attributable to higher margins on Flight Equipment sales for the three months ended September 30, 2024.

Engines gross profit margin was 39.3% for the three months ended September 30, 2024, an increase from 26.9% for the three months ended September 30, 2023, which was primarily the result of higher margins on Flight Equipment sales and leasing revenues. Aircraft gross profit margins increased to 33.7% for the three months ended September 30, 2024, from 31.9% for the three months ended September 30, 2023 due to higher margin contribution from USM sales.

TechOps

Our revenue from TechOps increased by $4.8 million or 17.6%, to $32.3 million for the three months ended September 30, 2024, compared to the prior year period. The increase was driven by higher contributions by component and landing gear repair activities.

Cost of sales in TechOps increased $5.4 million or 24.0%, to $27.9 million for the three months ended September 30, 2024 compared to the prior year period. This was driven by higher revenue discussed above. Gross profit in TechOps decreased $0.5 million, or 11.1% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven by lower gross profit of $0.7 million on MRO services. Gross profit margin decreased to 13.6% for the three months ended September 30, 2024 compared to 18.0% for the prior year period, and was largely attributable to lower margin on MRO services of 11.3% for the three months ended September 30, 2024 compared to 16.8% for the prior year period, driven by lower margin generated on our heavy and component MROs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.7 million, or 14.7% to $21.7 million for the three months ended September 30, 2024, compared to the prior year period. The decrease was primarily related to lower repair and maintenance and lower payroll related costs.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the three months ended September 30, 2024, we recorded a $0.2 million change in fair value of warrant liability income, compared to a $0.1 million loss in the prior year period.

Interest Expense, Net

Interest expense, net was $1.8 million for the three months ended September 30, 2024, compared to $0.3 million interest expense, net for the three months ended September 30, 2023. The increase in interest expense is primarily driven by higher borrowings under our debt facilities during the current year period to support feedstock acquisitions.

Income Taxes

The effective tax rate for the three months ended September 30, 2024, was 13.0% compared to 93.0% for the three months ended September 30, 2023. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended September 30, 2024, is primarily due to the impact of state income taxes and stock-based compensation. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended September 30, 2023 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction and R&D credits.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Sales and gross profit for AerSale’s two business segments for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Percent Change
Revenue
Asset Management Solutions
Aircraft	$34,388	$57,836	(40.5)%
Engine	117,087	92,719	26.3%
	151,475	150,555	0.6%
TechOps
MRO	83,430	78,725	6.0%
Product Sales	15,420	10,583	45.7%
Whole Asset Sale	-	218	(100.0)%
	98,850	89,526	10.4%

Total	$250,325	$240,081	4.3%

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$11,268	$16,871	(33.2)%
Engine	46,033	31,080	48.1%
	57,301	47,951	19.5%
TechOps
MRO	12,637	17,078	(26.0)%
Product Sales	4,253	2,600	63.6%
Whole Asset Sale	-	376	(100.0)%
	16,890	20,054	(15.8)%

Total	$74,191	$68,005	9.1%

Total revenue for the nine months ended September 30, 2024 increased $10.2 million or 4.3% compared to the nine months ended September 30, 2023, driven by an increase of $0.9 million, or 0.6%, in revenues within Asset Management Solutions and an increase of $9.3 million, or 10.4%, in revenues within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $0.9 million or 0.6%, to $151.5 million for the nine months ended September 30, 2024, due to a $24.4 million, or 26.3%, increase in revenue from Engines; offset by a $23.4 million, or 40.5%, decrease in revenue from Aircraft. The increase in Engines revenue is primarily attributable to increased activity in the CFM56 product line as a result of higher Flight Equipment sales in the amount of $10.5 million and higher USM sales. The decrease in Aircraft revenue is primarily attributable to decreased activity in the B757 product line due to lower Flight Equipment sales in the amount of $21.1 million due to softer demand in the freighter market, and lower leasing revenue of $1.9 million, partially offset by higher USM sales activity.

Cost of sales in Asset Management Solutions decreased $8.4 million, or 8.2%, to $94.2 million for the nine months ended September 30, 2024, compared to the prior year period. The decrease in cost of sales was primarily driven by lower costs on Flight Equipment sales. Gross profit in the Asset Management Solutions segment increased $9.3 million to $57.3 million, or 19.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The gross profit increase is mainly attributable to the higher margin generated on Flight Equipment sales for the nine months ended September 30, 2024, as noted above.

Aircraft gross profit margin increased to 32.8% for the nine months ended September 30, 2024, from 29.2% for the nine months ended September 30, 2023, due to higher margins on Flight Equipment sales. Engine gross profit margin was 39.3% for the nine months ended September 30, 2024, an increase from 33.5% for the nine months ended September 30, 2023, which was primarily due to changes in the USM product mix, along with higher margins on Flight Equipment sales.

TechOps

Our revenue from TechOps increased by $9.3 million, or 10.4%, to $98.9 million for the nine months ended September 30, 2024, compared to the prior year period. The increase was primarily driven by higher MRO product sales.

Cost of sales in TechOps increased $12.5 million, or 18.0%, to $82.0 million for the nine months ended September 30, 2024, compared to the prior year period, driven by the higher revenues discussed above. Gross profit in TechOps decreased $3.2 million, or 15.8% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven by lower profit generated on MRO services. Gross profit margin decreased to 17.1% for the nine months ended September 30, 2024 compared to 22.4% for the nine months ended September 30, 2023, and was largely attributable to lower margins on MRO services of 15.1% for the nine months ended September 30, 2024, compared to 21.7% during the nine months ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.3 million, or 10.7% to $69.4 million for the nine months ended September 30, 2024, compared to the prior year period. The decrease was primarily related to lower share-based compensation and lower payroll related costs.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the nine months ended September 30, 2024, we recorded a change in fair value of the warrant liability income of $2.3 million, compared to a $1.0 million income in the prior year period.

Interest (Expense) Income, Net

Interest expense, net, was $4.2 million for the nine months ended September 30, 2024, compared to $1.2 million interest income, net, for the nine months ended September 30, 2023. This was primarily related to interest expense incurred on higher borrowings under our debt facilities during the current year period compared to the prior period related to feedstock and MRO expansion investments to grow our business.

Income Taxes

The effective tax rate for the nine months ended September 30, 2024, was 5.2% compared to 59.8% for the nine months ended September 30, 2023. The difference between the effective tax rate and the statutory tax rate of 21% for the nine months ended September 30, 2024, is primarily due to the impact of state income taxes and stock-based compensation. The difference between the effective tax rate and the statutory tax rate of 21% for the nine months ended September 30, 2023 is primarily due to the impact of state income taxes and non-deductible executive compensation, offset by the foreign derived intangible income deduction and R&D credits.

Financial Position, Liquidity and Capital Resources

As of September 30, 2024, we had $9.8 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $78.5 million outstanding under the Revolving Credit Agreement (as defined below) as of September 30, 2024, and we had $93.7 million of availability thereunder. We used cash in operations of $26.4 million for the nine months ended September 30, 2024, primarily for feedstock acquisitions, and used cash in investing activities of $11.5 million for the nine months ended September 30, 2024.

During the year ended December 31, 2023, we entered into a revolving term loan collateralized by our property and equipment (the “Equipment Loan”), and borrowed $8.6 million, which was paid off during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company financed additional equipment purchases of $0.6 million, of which $0.6 million remain outstanding as of September 30, 2024.

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

Cash Flows— Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Cash Flows from Operating Activities

Net cash used in operating activities was $26.4 million for the nine months ended September 30, 2024, compared to cash used of $168.1 million for the same period in 2023. The decrease in cash deployed of $141.7 million was primarily due to lower feedstock acquisitions and the timing of advances to vendors during the nine months ended September 30, 2024 compared to the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities was $11.5 million for the nine months ended September 30, 2024, compared to cash provided of $6.7 million in the same period for 2023. Cash used in investing activities during the nine months ended September 30, 2024 was driven by purchases of property and equipment in support of TechOps expansion. Cash generated by investing activities during the nine months ended September 30, 2023 was driven by Flight Equipment sales.

Cash Flows from Financing Activities

Net cash provided by financing activities was $41.7 million for the nine months ended September 30, 2024, compared to cash provided of $17.3 million in the same period for 2023. Cash provided by financing activities during the nine months ended September 30, 2024 was primarily related to the proceeds from net borrowings under our Revolving Credit Agreement (as defined below). Cash provided by financing activities during the nine months ended September 30,

2023 is the result of proceeds from net borrowings under the Equipment Loan, as well as net borrowings under the Revolving Credit Agreement (as defined below).

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

As of September 30, 2024, there was $78.5 million outstanding under the Revolving Credit Agreement and we had $93.7 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of September 30, 2024.

Equipment Loan

On June 30, 2023, the Company entered into the Equipment Loan with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. This facility became a term loan during quarter ended June 30, 2024, with a maturity date of June 26, 2027. The Equipment Loan is collateralized by the property and equipment it finances and requires interest only payment until converted to a term loan, at which point, principal and interest payments will be required.

During the nine months ended September 30, 2024, the Company repaid $8.6 million outstanding under this facility as of December 31, 2023, and borrowed $0.6 million, of which $0.6 million remained outstanding as of September 30, 2024.

We were in compliance with our debt covenants for the Equipment Loan as of September 30, 2024.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of September 30, 2024. Refer to Note Q – Leases, within our consolidated financial statements in our 2023 Form 10-K for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics valued at $24.5 million for the acquisition of technical equipment for manufacturing our AerAwareTM product. The commitment is expected to be satisfied by the second quarter of 2025.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the

2023 Form 10-K. We continually review these policies and estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results.

Goodwill

In the first quarter of 2024, the Company identified a triggering event indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was due to the significant decline in the market price of the Company’s common stock during the quarter. As a result, the Company performed an interim quantitative goodwill impairment test for the Asset Management Solutions and ACT reporting units as of March 31, 2024, and determined that the fair values exceeded the carrying values for each reporting unit. Due to the lack of recovery in the stock price during the second and third quarters of 2024, the Company performed an interim quantitative goodwill impairment test for the Asset Management Solutions and ACT reporting units again as of June 30, 2024 and September 30, 2024, and determined that the fair values exceeded the carrying values for each reporting unit. As such, the interim quantitative tests did not result in a goodwill impairment for the Company’s reporting units.

As part of our quantitative assessment as of September 30, 2024, we noted that our fair value estimates of the Asset Management Solutions and ACT reporting units exceeded their carrying value by a small margin, which indicates a higher potential risk of goodwill impairment in the future; especially if these reporting units are unable to achieve projected performance metrics.  As of September 30, 2024, the amount of goodwill in the Asset Management Solutions and ACT reporting units amounted to $13.4 million and $6.0 million, respectively.

The fair value determination of the Company’s reporting units and goodwill is judgmental in nature and requires the use of estimates and assumptions that are sensitive to changes. Such estimates include revenue growth rates, profit margins, and discount rates which consider the risk-free rate as well as company and market specific risk premiums. Revenue estimates for the Asset Management Solutions reporting unit are dependent on our ability to monetize existing Flight Equipment and meet our feedstock acquisition targets. Revenue estimates for the ACT reporting unit consider benefits derived from our facility expansion and certain synergies within the organization. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units, it is possible a material change could occur. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the Equipment Loan, which have variable interest rates tied to the Secured Overnight Financing Rate. As of September 30, 2024, we had $78.5 million outstanding variable rate borrowings under the Revolving Credit Agreement. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of September 30, 2024 would increase our annual interest expense by $0.6 million

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three and nine months ended September 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2024.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

The Company could be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named defendants, and, for insurable losses, maintain adequate levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of exiting insurance coverage and the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigations, if any, in which the Company is involved will materially affect the Company’s consolidated financial condition or results of operations.

ITEM 1A    RISK FACTORS

There are no material changes in the information reported under Part I – Item 1A “Risk Factors” contained in the 2023 Form 10-K.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Terminations

During the fiscal quarter ended September 30, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

1.1	Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of October 24, 2024, by and among the Company, the lenders, and Synovus Bank, as documentation agent, and Wells Fargo Bank, National Administration, as administrative agent and collateral agent.	8-K	001-38801	1.1	10/25/2024
2.1	Agreement and Plan of Merger, dated December 8, 2019, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	12/9/2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 13, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	10-Q	001-38801	2.1	8/14/2020
2.3	Amended and Restated Agreement and Plan of Merger, dated September 8, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	2.1	09/08/2020
2.4	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated December 16, 2020, by and among Monocle Acquisition Corporation, Monocle Holdings Inc., AerSale Corp., Monocle Merger Sub 1 Inc., Monocle Merger Sub 2 LLC, and Leonard Green & Partners, L.P., in its capacity as the Holder Representative.	8-K	001-38801	10.5	12/17/2020
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated By laws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K12.	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
10.1	Form of Restricted Stock Award Agreement under the Incentive Compensation Plan.	10-Q	001-38801	10.1	08/07/2024
10.2	Form of Nonqualified Stock Option Award Agreement	10-Q	001-38801	10.2	08/07/2024
10.3	Form of Restricted Performance Unit Award Agreement	10-Q	001-38801	10.3	08/07/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	November 8, 2024	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 8, 2024	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)