Form 10-K
period 2024-12-31
AerSale Corp
filed 2025-03-11
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 001-38801

AerSale Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	84-3976002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9850 NW 41st Street, Suite 400
Doral, Florida	33178
(Address of principal executive offices)	(Zip Code)

(305) 764-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ASLE	The Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the closing price of $6.92 for shares of the registrant’s common stock on The Nasdaq Capital Market on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $240 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of registrant’s common stock outstanding as of March 6, 2025 was 53,278,368.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report may constitute forward-looking statements, and include, but are not limited to, changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; the sufficiency of our liquidity; our recovery of insurance proceeds for casualty losses; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our shares of common stock. The principal risks and uncertainties affecting our business include the following:

Risks Related to AerSale’s Business and Industry

●	disruptions in supply chain;
●	factors that adversely impact the commercial aviation industry;
●	the fluctuating market value of our products;
●	our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults;
●	success at our maintenance, repair and overhaul (“MRO”) facilities, which is dependent upon continued outsourcing by airlines;
●	shortage of skilled personnel or work stoppages;
●	the inability to obtain certain components and raw materials from suppliers;
●	the highly competitive nature of the markets in which we operate;
●	risks associated with our international operations;
●	the risks from business acquisitions and integration of new businesses acquired;
●	the unique risks we encounter by supplying equipment and services to the U.S. government;
●	further consolidation of customers and suppliers in our markets;
●	cyber or other security threats or disruptions;
●	the significant capital expenditures that may be required to keep pace with technological developments in our industry;
●	lack of ownership of certain intellectual property and tooling that is important to our business;
●	intellectual property litigation to protect our intellectual property;
●	our dependence on our facilities, which are subject to physical and other risks that could disrupt production;
●	risks from any improper conduct by our employees, agents, subcontractors, suppliers, business ventures or joint ventures in which we participate;
●	loss of services from key employees;
●	the failure of our subcontractors to perform their contractual obligations;
●	impacts from future outbreaks and infectious diseases on flight activity, demand for MRO and leasing services, our business partners or customers, and the related macro environment;

Strategic and Financial Risks

●	our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us;
●	our failure to comply with the covenants in the documents governing our existing and future indebtedness;
●	limitations of our current and future operations from restrictive covenants contained in documents governing our indebtedness;
●	unanticipated changes in our tax provision;
●	possible goodwill and other asset impairments;
●	changes in interest rates and foreign currency exchange rates;

Legal and Regulatory Risks

●	we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation;
●	compliance with U.S. and other anti-corruption laws, export control laws, import control laws, trade and economic sanction laws and other laws governing our operations;

●	current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims not adequately covered by insurance;
●	the liens of Flight Equipment could exceed the value of such Flight Equipment;
●	the risk that our leased aircraft engines are deemed accessions to the aircraft and our ability to repossess an engine is impaired;
●	product and other liability claims not covered by insurance;
●	the extensive environmental requirements with which we must comply;
●	global climate change, or by legal, regulatory or market responses to such change;

Risk Factors Related to our Common Stock

●	depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur;
●	lack of analyst coverage for our common stock;
●	actual or anticipated sales of significant amounts of our common stock;
●	the fact that we do not intend to pay dividends on our common stock for the foreseeable future;

General Risk Factors

●	insolvency of our customers; and
●	the adverse effect of negative economic conditions.

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

Asset Management Solutions

Our Asset Management Solutions segment, which represented approximately 62% and 64% of our revenue during the fiscal years ended December 31, 2024 and 2023, respectively, acquires Flight Equipment from airlines and leasing companies as feedstock to support our business activities. Asset Management Solutions activities include the sale and lease of aircraft and engines, as well as the disassembly of these assets for component parts (such as used serviceable material (“USM”)) that can be utilized to support third-party sales and lower the cost to maintain our portfolio of leased assets. Our aircraft and engines generally provide highly customized full-service, short-term lease support, where an operator is provided with a turn-key piece of Flight Equipment that can meet the customer’s specific needs. Our business model provides an alternative to the procurement of new aircraft, engines and parts traditionally sold by original equipment manufacturers (“OEMs”) or delivered new and leased by pure-play aircraft and engine leasing companies. Because we have created the infrastructure to market through alternative channels, we are able to maximize financial returns on Flight Equipment by cost-effectively placing such assets in the secondary market for the balance of their operating life, and upon retirement from service, extracting their greatest residual value by disassembling Flight Equipment assets to the piece-part level for re-use as USM. We do this by utilizing our integrated business units to maximize the sum of each asset’s alternative revenue streams, ranging from their sale or lease as whole operating assets, down to utilizing their collective individual components to serve as USM feedstock or to lower our leasing and operating costs related to MRO services. We also offer our integrated Asset Management Solutions services to third-party clients who lack the expertise and/or infrastructure to optimize their Flight Equipment investments. We lease engines and airframes primarily as a means of extracting value from the remaining operating life of an asset prior to disassembly for USM parts. We focus primarily on highly customized aircraft leases or short-term engine leasing where we can demand a lease premium, and we utilize our USM and MRO capabilities to fully meet all maintenance needs, which allow us to fully monetize collected maintenance reserves. After disassembly, we utilize the pieces as low-cost spare parts feedstock to support our various other business segments, including USM part sales, and in conjunction with our third-party maintenance operations. Consequently, the vast majority of aircraft and engines that we have acquired have ultimately been disassembled for their USM parts once the full value of their remaining operating life has been extracted.

TechOps

Our TechOps segment, which represented approximately 38% and 36% of our revenue during the fiscal years ended December 31, 2024 and 2023, respectively, provides nose-to-tail MRO services on the most popular commercial aircraft, engines, and components that serve the passenger, cargo, and government sectors. Through our collective U.S.-based MRO facilities, we provide extensive maintenance and modification services for aircraft and their individual components. Our aircraft facilities located in Goodyear, Arizona, Roswell, New Mexico, and Millington, Tennessee collectively feature approximately 760,000 square feet of hangar space, from which we provide high-quality airframe MRO services, structural modification, conversions, and flight system upgrades, including disassembly and re-cycling operations for retiring aircraft. We additionally offer convenient long-term storage capacity for up to 650 aircraft in ideal dry-desert conditions.

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

One example of our Engineered Solutions is our AerSafe® product line. We designed and received FAA approval to market AerSafe® as a solution for compliance with an FAA mandate to mitigate aircraft fuel tank flammability on Boeing and Airbus aircraft. AerSafe® has also been approved for installation on certain aircraft models that are regulated by the European Aviation Safety Agency (“EASA”) and the National Civil Aviation Agency of Brazil. Another example of our Engineered Solutions is our AerAware™ product, an industry-leading, next generation Enhanced Flight Vision System (“EFVS”) that has received approval by the FAA for the Boeing B737NG product line.

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

Our Asset Management Solutions segment competitors include AAR Corp., AerCap, Delta Air Lines, Inc., GA Telesis, LLC, Kellstrom Aerospace, Heico Corporation, Willis Lease Finance Corp, Air Transport Services Group, LLC, Unical Aviation, Inc, Satair Group and Aviall, Inc, while competitors to our TechOps segment include AAR Corp., Aviation Technical Services, Inc., HAECO Americas, MRO Holdings, Inc., ST Engineering North America, Air Transport Services Group, LLC, Delta TechOps, TransDigm Group, VSE Corporation, Woodward, Inc., and Lufthansa Technik AG. Though our product and service offerings include certain aircraft and engine leasing activities, we do not view large pure-play aircraft and engine leasing companies as core competitors, as those companies are primarily centered around cost of capital and financial securitization products, and frequently choose to divest mid-life assets as they lack the technical and mechanical capabilities to deal with assets that have exited the OEM warranty periods.

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

Our ability to provide cost saving alternatives to support our customers across the entire range of Flight Equipment, from the whole aircraft down to the individual component parts level, is crucial to our ability to maximize value and profitability. By offering a comprehensive suite of products and services, we are able to enjoy a competitive edge in the marketplace as a “one-stop” source for full aircraft, engine and USM spare parts support, bundled with comprehensive MRO solutions. This integration of services facilitates significant cross-selling opportunities among our various business units as many of our customers depend on the products and services provided by both our Asset Management Solutions and TechOps business segments. In totality, the breadth of these capabilities allows us to optimally service our customers’ needs, providing them increased fleet flexibility while reducing downtime. Similarly, these capabilities lower the cost of ownership of our own Flight Equipment. At the same time, our participation in upstream aircraft and engine transactions also provides valuable market insights regarding operating fleet trends that feed our key downstream supply and demand modeling inputs, enhancing our MRO and USM parts investment decisions.

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

Customers

We sell to more than 1,000 customers worldwide. Non-U.S. customers accounted for approximately 37% of our total revenue for 2024. Our principal customers are comprised of domestic and foreign passenger airlines, cargo operators and governmental agencies. We also sell our products and services to a broad range of companies that provide aftermarket Flight Equipment support services, including OEMs, MRO providers, financial sponsors and leasing companies.

We believe that the breadth of our MRO capabilities and supporting services create a compelling customer care and value proposition that fosters brand loyalty, and significantly contributes to the recurring nature of our business. In the year ended December 31, 2024, nine of our top ten customers by revenue had been customers for five years or more, and 73% of revenue from our top 100 customers was generated from sales from customers utilizing more than one of our service offerings.

We primarily use the US Dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk.

Sales and Marketing

We employ a sales force of 38 individuals. We utilize a matrixed marketing approach, where our individual business segments dedicate resources to market directly to their respective customer audience, while our regional sales specialists co-market our combined product and service offerings to clients within their territories. Given the technical nature of our business, business unit-specific technical staff frequently participate in marketing presentations and campaign developments in support of marketing initiatives spanning the sale, lease and MRO of aircraft, engines and their components.

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

Certain of our Engineered Solutions include products that are authorized by the FAA through issuance of STC approval for their respective application. Others involve proprietary repairs that we develop internally in compliance with authorities granted by the FAA under our “unlimited” repair station licensing for applicable airframe and engine component categories. We facilitate the production of certain of our Engineered Solutions through the manufacture of new parts in accordance with our FAA approved PMA certifications, as well as the manufacture of certain new replacement parts under our FAA repair station authorities. We also employ FAA certified personnel called “Designated Airworthiness Representatives” and “Designated Engineering Representatives” to facilitate our MRO operations through the development and regulatory approval of specialized airframe and component designs, repairs, modifications, and installations. We rely on these FAA approvals to market our Engineered Solutions to third parties, as well as to utilize them on our own Flight Equipment. We believe the depth of technical and operational qualifications required to attain these FAA regulatory approvals constitutes a significant barrier for competitors looking to compete with our Engineered Solutions offerings. Our latest product that was issued an STC is our offering designated as AerAware™. AerAware™ is a groundbreaking advanced EFVS solution that enables a pilot to “see” through low visibility conditions by presenting advanced imaging technology along with real time aircraft primary flight systems data on an Elbit Systems/Universal Avionics SkyLens™ Head Wearable Display. This achievement marks the world’s first commercial EFVS system to achieve a 50% visual advantage and the first large transport aircraft to be certified with a complete dual-pilot EFVS solution featuring a Head-Wearable Display.

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

Intellectual Property

We believe our brand recognition is an important differentiator, and we maintain trademarks on “AerSale” and on certain branded product offerings (e.g., AerSale® active into 2031, AerSafe® active into 2031, AerTrak® active into 2028, and AerAware™).

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

Human Capital Resources

As of February 1, 2025, we employed 636 employees worldwide, none of whom are subject to a collective bargaining agreement. Approximately 99% of our employees are based in the United States. In addition to our full-time and part-time employees, we also employ approximately 60 contract workers, a reduction from prior year which reflects our strategic efforts to enhance cost efficiencies. The majority of our contract workers are located at our airframe maintenance facilities where they provide us with flexible staffing to meet customer demand.

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

We have a firm commitment to diversity and inclusion in our recruiting, hiring and promotion practices. Minority and female employees are encouraged to participate in career days, job fairs and programs in the communities in which we do business. As of December 31, 2024, the Company’s employee base includes 34% females and 62% minorities. We actively engage in recruiting fairs and efforts at various training institutions, especially those that have high minority and diverse enrollment rates. We continue to work with local organizations to identify minorities with an increased focus on veterans who will be transitioning into the civilian workforce. In 2024, AerSale was approved for an aviation workforce development grant for aviation technical workers. Through this grant we were able to provide 10 scholarships to support students going through a certified A&P program. Additionally, this funding allowed us to reach approximately 1,000 students of a diverse background or from economically disadvantaged areas. In 2025, we aim to continue to focus on partnering with local schools and supporting diverse students with an anticipated scholarship program that will provide financial assistance, mentorship and internship opportunities with the ultimate goal being full time employment at one of our facilities. Each manager and leader is responsible for upholding these values and supporting the goals under our affirmative action plan.

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

Available Information

In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website at www.aersale.com. We have a written Code of Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website at https://ir.aersale.com/corporate-governance/governance-documents. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq Stock Market rules concerning any amendments to, or waivers from, any provision of our Code of Conduct and Ethics within four business days of such amendment or waiver. Our website and information included in or linked to our website are not part of this Annual Report.

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

ITEM 1A          RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” in this Annual Report. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to AerSale’s Business and Industry

Supply chain disruptions could have adverse effects on our ability to provide certain services.

We source parts and components for our business from various suppliers around the world. Current geopolitical conditions, including sanctions and other trade restrictive actions and strained intercountry relations, could cause significant materials and parts shortages, as well as delivery delays, labor shortages, distribution issues, energy cost increases and price increases. These issues could lead to significant supplier performance failures and delays. Disruptions to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services to our customers.

We are affected by factors that adversely impact the commercial aviation industry.

As a provider of products and services to the commercial aviation industry, we are generally affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events, such as ongoing conflicts (including between Russia and Ukraine and between Israel and Hamas), escalating tensions (such as between China and the U.S.), terrorism, high fuel and oil prices, labor issues, lack of capital, continued inflation, high interest rates, and weak economic conditions. As a result of these and other events, from time to time certain of our customers have filed for bankruptcy protection or ceased operations. The impact of instability in the global financial markets has led, and may in the future lead, airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, and Flight Equipment.

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

Our ability to profitably manage mid-life Flight Equipment through the end of its life-cycles depends in part on our ability to successfully source acquisition opportunities of used Flight Equipment on favorable terms to provide feedstock for the sale of USM parts. Our inability to acquire Flight Equipment could adversely affect our financial condition or results of operations. Our business, financial condition, results of operations, and growth rates may be adversely affected by these and other events that impact the aviation industry, including those mentioned elsewhere in this report and the following:

●	increased in-house maintenance by airlines;
●	climate change, environmental catastrophes and government regulations implemented to address them; and

●	acts of God, such as an earthquake, hurricane, fire, flood, tornado or other natural disaster.

Our operating results vary, and comparisons to results for preceding periods may not be meaningful. Due to a number of factors, our operating results may fluctuate, including, among others, for the following reasons:

●	the timing and number of purchases and sales of Flight Equipment;
●	the timing and amount of maintenance reserve revenue recorded resulting from the termination of long term leases, for which significant amounts of maintenance reserves may have accumulated;
●	the termination, or announced termination of production, of particular types of Flight Equipment;
●	the retirement or announced retirement of particular aircraft models by aircraft operators;
●	seasonality of travel;
●	the operating history of any particular engine, aircraft or engine or aircraft model; and
●	the timing of necessary overhauls of Flight Equipment.

These risks may reduce our Flight Equipment utilization rates, lease margins, maintenance reserve revenue and proceeds from Flight Equipment sales, and may result in higher legal, technical, maintenance, storage, insurance and other costs related to repossession and Flight Equipment being off-lease. As a result of the foregoing and other factors, the availability of Flight Equipment for lease or sale periodically experiences cycles of oversupply and undersupply of given engine or aircraft models. The incidence of an oversupply of Flight Equipment may produce substantial decreases in lease rates and appraised or resale values of aviation equipment and may increase the time spent and costs incurred to lease or sell Flight Equipment. We anticipate that fluctuations from period to period will continue in the future. As a result, we believe that comparisons to results for preceding periods may not be meaningful, and that results of prior periods should not be relied upon as an indication of our future performance.

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

We currently perform MRO activities at six leased locations. Revenue at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance activities by airlines. In addition, certain airlines operate new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft, nor technicians trained and certified to perform the required airframe maintenance, repair, and overhaul activities on such aircraft. If either the number of aircraft operating or the level of outsourcing of maintenance activities for the aircraft models for which we are authorized to service declines, we may not be able to execute our operational and financial plans at our MRO facilities, which may adversely impact our financial condition or results of operations.

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

Our business is affected by the availability and price of the raw materials and component parts that we use to manufacture our products. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, pandemic or similar health emergencies, labor disputes, governmental actions and legislative or regulatory changes. As a result, our suppliers may fail to perform according to specifications when required, and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance. Transitions to new suppliers may result in significant costs and delays, including those related to the required recertification of parts obtained from new suppliers with our customers and/or regulatory agencies. Our inability to fill our supply needs could jeopardize our ability to fulfill obligations under customer contracts, which could result in reduced revenue and profits, contract penalties or terminations, and damage to customer relationships. Further, increased costs of such raw materials or components, including due to tariffs, trade disputes or embargoes, inflation, and rising energy and transportation costs, could reduce our profits if we are unable to pass such price increases onto our customers.

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

We conduct business in a number of foreign countries, certain of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	military conflicts, ongoing geopolitical tensions, civil strife, and political risks;
●	export regulations that could erode profit margins or restrict exports;
●	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom Bribery Act of 2010, and other anti-bribery and anticorruption laws;
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	import and export duties and value added taxes;
●	foreign exchange risk;
●	transportation delays and interruptions;
●	uncertainties arising from foreign local business practices and cultural considerations; and
●	changes in United States policies on trade relations and trade policy, including implementation of or changes in trade sanctions (such as those imposed on Russia), tariffs (such as the recently announced tariffs on imports from Canada, Mexico and China that may or may not ultimately become effective), and embargoes.

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

In October 2023, a military conflict commenced between Israel and Hamas. Although ceasefire negotiations have been underway, whether such negotiations will ultimately be successful in ending the war is difficult to predict, as are such war’s global economic impact, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets, and the impact on the Company’s business and operations and on the businesses and operations of the Company’s suppliers, customers and other third parties with which the Company conducts business. Of note, the Company’s enterprise resource planning vendor and the supplier of most of the components of our EFVS offering designated as AerAware™ are both based in Israel.

Business acquisitions expose us to risks, including the risk that we may be unable to effectively integrate acquired businesses.

We completed multiple acquisitions during the period 2010 - 2020, and continue to have discussions with third parties regarding acquisitions on a regular basis. Acquisitions involve risks, including difficulties integrating operations and personnel, the effects of amortization of any acquired intangible assets and the potential impairment of goodwill, and the potential loss of key employees of the acquired business. In addition, acquisitions often require substantial management resources, and have the potential to divert our attention from our existing business. For any businesses we may acquire in the future, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which may adversely affect our results of operations and financial condition.

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

Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information, business e-mail compromises, ransomware attacks, and other electronic security breaches, including at our customers, suppliers, subcontractors, and joint venture partners, that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Certain functional areas of our workforce that had been working remotely have returned to our offices; however, any future requirements for them to function in a remote work environment could heighten the risk of these potential vulnerabilities.

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

Our facilities or our customers’ facilities could be damaged or disrupted by a natural disaster, war, or terrorist activity. For example, in April 2024, one of our leased secondary parts warehouses in Roswell, New Mexico, which stored various aircraft parts inventory typically sold as USM, was destroyed by a fire. While we submitted a claim for the replacement value of the inventory that was destroyed or rendered not sellable due to the fire in the amount of $67.6 million, the cost basis of the destroyed inventory was $6.0 million. To date, we have collected a total of approximately $34.6 million in connection with such claim. A major catastrophe, such as an earthquake, hurricane, fire, flood, tornado, pandemic, or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products, and the loss of sales and customers, and we may not have insurance to adequately compensate us for any of these events. For leased facilities, timely renewal of leases, and risk mitigation from the sale of our leased facilities, is required to avoid any business interruption.

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

Future outbreaks and infectious diseases could have a material adverse impact on our business, operating results, financial condition, and liquidity.

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

Moreover, prolonged pandemics, epidemics and similar outbreaks, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and facilities, travel restrictions for our employees and other disruptions to our supply chain and business. Any of these could have a material adverse effect on our business, financial condition or results of operations.

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

Our exposure to variable interest rates and foreign currency exchange rates could materially and adversely affect our business, operating results and financial condition.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. Some of our indebtedness bears interest at variable rates, generally linked to market benchmarks such as the Secured Overnight Financing Rate (“SOFR”). Any increase in interest rates would increase our finance expenses relating to our variable rate indebtedness and increase the costs of refinancing our existing indebtedness and issuing new debt. Fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, may affect our operations, liquidity and the value of any cash held outside the U.S. in local currency. Such fluctuations in foreign currencies, including devaluations, cannot be predicted by us. These conditions, as well as any further delays, devaluations, or imposition of more stringent repatriation restrictions, may adversely affect our business and results of operations.

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

The U.S. Department of Commerce (the “Commerce Department”) regulates exports of goods outside the United States. We are subject to the Commerce Department’s and the U.S. Department of State’s regulations with respect to the lease and sale of aircraft, engines, engine parts and components, and airframes and accessory parts and components to foreign entities. The Commerce Department and the U.S. Department of State may, in certain cases, require us to obtain export licenses for certain items exported to certain foreign countries. The U.S. Department of Homeland Security, through the U.S. Customs and Border Protection, enforces regulations related to the import of aircraft, engines, engine parts and components, and airframe and accessory parts and components into the United States. We must expend resources to comply with these regulations and our failure to comply with these regulations may subject us to regulatory actions, which may adversely impact our financial condition or results of operations.

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

We are subject to the FCPA and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations. Our operations are subject to anti-corruption laws including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the United Kingdom Bribery Act 2010, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We and certain of our customers operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anticorruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by the United States or other authorities could also have an adverse impact on our reputation, our business, financial condition and results of operations. Efforts to ensure that our business arrangements with third parties will comply with applicable aviation and aerospace laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities or our business arrangements with third parties could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices or the business practices of our customers who generate our revenue may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse. If our operations or the operations of our customers are found to be in violation of any of these laws or any other governmental regulations, we or our customers may be subject to significant criminal, civil and administrative sanctions, including monetary penalties, damages, fines, disgorgement, and imprisonment. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Our business and financial results may be affected by various litigation and regulatory proceedings.

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future. These proceedings have included, and in the future may include, matters involving personnel and employment issues, workers’ compensation, personal and property injury, governmental investigations and other proceedings. Some historical and current legal proceedings and future legal proceedings may purport to be brought as class actions on behalf of similarly situated parties including with respect to employment-related matters. We discuss legal proceedings in Note R – Commitments and Contingencies within our consolidated financial statements and related notes included elsewhere in this Annual Report (the “Consolidated Financial Statements”). Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Litigation can be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation. The results of complex legal proceedings are often uncertain and difficult to predict. We cannot be certain of the ultimate outcomes of any such claims, and resolution of these types of matters, against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could have a material adverse effect on our business, financial condition, liquidity or results of operations.

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

Increasing stakeholder environmental, social and governance (“ESG”) expectations, physical and transition risks associated with climate change, and emerging or potential ESG regulation and policy requirements may pose risk to our market outlook, financial outlook, cost of capital and global supply chain, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate protection laws or regulations could lead to additional operational restrictions and compliance requirements upon us, our products and/or services, or otherwise could negatively impact our business. The cost to comply with new and potential environmental laws and regulations could be substantial for the Company.

Future regulatory developments in the United States and abroad concerning environmental issues such as climate change could adversely affect our operations, and increase operating costs. Additionally, through their impact on our customers, such regulations could reduce demand for our products and services. Actions may be taken in the future by the U.S. government, state governments within the United States, foreign governments, or the International Civil Aviation Organization (“ICAO”) to regulate the emission of greenhouse gases by the aviation industry. The precise nature of any such requirements and their applicability to us and our customers are difficult to predict, but the impact to us and the aviation industry, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits, may adversely affect our results of operations and financial condition

In October 2016, ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORSIA is scheduled to be implemented through multiple phases beginning with a pilot which began in 2021 and continued through 2023, followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA could significantly increase operating costs for us and our customers.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Certain of our stockholders and members of our management have rights, subject to certain conditions, to require us to file registration statements covering shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders. Any such sales, including sales of a substantial number of shares or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Furthermore, as an alternative to filing a registration statement for certain of our stockholders for the sale of our common stock, we may enter into privately negotiated transactions to repurchase shares held by such stockholders. We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in ownership dilution to you as a stockholder and cause the trading price of our common stock to decline.

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

General Risk Factors

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

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, high interest rates, energy costs, geopolitical issues, including the conflict between Russia and Ukraine, Israel and Hamas, and tensions in the Middle East, China and in Western countries, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future contribute to, increased volatility and diminished expectations for the economy and the markets. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

ITEM 1B          UNRESOLVED STAFF COMMENTS

None.

ITEM 1C          CYBERSECURITY

Cybersecurity Risk Management and Strategy

AerSale has developed and implemented a comprehensive cybersecurity risk management program for identifying, assessing, and managing material risks to protect the confidentiality, integrity and availability of critical systems and information relevant to our business. Our program utilizes a risk-based approach and is designed based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”) and the Center for Internet Security (“CIS”), and shares common methodologies, reporting channels, and governance processes that apply across all areas of our enterprise risk management, including legal, compliance, operational, and financial risks.

AerSale’s comprehensive cybersecurity risk management program includes, among others:

●	a security awareness training agenda with topics relating to phishing, spams, viruses, insider threats, suspicious activity and procedures to escalate them, as well as other safety concerns. Certain training programs are employee targeted based on their individual job responsibilities and on the potential risks associated with such roles.
●	internal and external assessments, including audits and response simulations, to examine cybersecurity vulnerabilities and potential attack vectors to company systems, as well as evaluating the impact of these vulnerabilities in our operational and financial posture.
●	processes to identify and manage risks related to critical third-party technology providers.
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity threats or incidents.
●	when appropriate, use of external subject matter specialists, including assessors, consultants, auditors or other third parties, to provide incident response services and to conduct independent assessments of internal response readiness.
●	engagement in security practices that include physical, administrative and technical safeguards of systems and hardware.

We are not aware of any risks from cybersecurity threats, including any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Although our processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cybersecurity incident would not materially affect our business strategy, results of operations or financial condition. See “Risks Related to AerSale’s Business and Industry—Our business could be negatively affected by cyber or other security threats or other disruptions” in Part 1, Item 1A “Risk Factors” in this Annual Report.

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

ITEM 2          PROPERTIES

Our principal executive office is in Doral, Florida. In addition to our headquarters, we have the following operating locations:

	Facility:	Primary purpose:	Reporting Segment:
•	Goodyear, Arizona	Aircraft MRO, Storage, Modification and Disassembly	TechOps
•	Roswell, New Mexico	Aircraft MRO, Storage, Disassembly, and Distribution	TechOps and Asset Management Solutions
•	Millington, Tennessee	Aircraft MRO, Flight Control Surfaces and Disassembly	TechOps
•	Rio Rancho, New Mexico	Landing Gear MRO	TechOps
•	Doral, Florida (1)	Corporate Headquarters, Engineered Solutions Operations, and Flight Equipment Asset Management	Corporate, Asset Management Solutions, and TechOps
•	Miami, Florida	Engineered Solutions Operations, Hydraulic, Pneumatic, PMA Operations, and Electro-Mechanical Component MROs	TechOps
•	Hialeah Gardens, Florida	Flight Control Surfaces	TechOps
•	Memphis, Tennessee	USM Sales and Distribution	Asset Management Solutions
•	Dublin, Ireland	Flight Equipment Asset Management	Asset Management Solutions

To support our growth and long-term business goals, we have expanded our operational facilities;

(1)	In October 2024, we relocated our corporate headquarters to Doral, Florida as we commenced a new lease expiring in 2035. This location features over 35,000 square feet of office space, allowing us to consolidate multiple support functions that were previously distributed across multiple facilities.

Our Goodyear, Arizona, Roswell, New Mexico, and Millington, Tennessee facilities are on airport locations at the Phoenix Goodyear Airport, Roswell International Air Center, and Millington – Memphis Airport, respectively, and are FAA-authorized repair station operations centers focusing on airframe aircraft maintenance and storage. Combined, they feature over 760,000 square feet of hangar space with a capability of dry desert long-term storage for up to 650 aircraft. In addition to having airframe maintenance service offerings at these facilities, we have three FAA-authorized repair station operations in our Rio Rancho, New Mexico, Miami, Florida, and Hialeah Gardens, Florida facilities that provide component MRO service offerings. Collectively, these facilities support the operations of our TechOps segment.

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

Holders of Record of our Common Stock

As of February 27, 2025, there were 19,368 holders of record of our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares of common stock are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We have not paid any cash dividends on our common stock to date. Furthermore, we have no intention to declare dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, statutory requirements, and other factors that our Board of Directors may deem relevant. Currently, our Revolving Credit Agreement limits our ability to pay cash dividends. Accordingly, we are prohibited from declaring any cash dividends to holders of our common stock without amending or modifying the terms of our Revolving Credit Agreement.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During the year ended December 31, 2024, we did not purchase any of our outstanding shares of common stock. Although we have not established an active share repurchase program or authorization, from time to time we consider and engage in discussions regarding the repurchase of shares of our common stock in privately negotiated transactions as an alternative to us filing a registration for the sale of shares by certain shareholders directly into the market. Any such repurchase would be subject to various considerations, and limitations would depend on prevailing market conditions, our liquidity requirements, legal and regulatory considerations, contractual restrictions and other factors.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return for (i) our common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the S&P 500 Aerospace & Defense Index (“S&P A&D”) for the period from December 31, 2019 through December 31, 2024. For the period between December 31, 2019 through December 22, 2020 the figures relate to Monocle’s common stock, and for the period between December 23, 2020 through December 31, 2024, the figures relate to AerSale’s common stock. The graph assumes an initial investment of $100 in Monocle’s common stock and in each of the S&P 500 and S&P A&D at the market close on December 31, 2019, and assumes reinvestment of dividends. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of AerSale under the Securities Act or the Exchange Act.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

ITEM 6         [RESERVED]

ITEM 7          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis together with the Consolidated Financial Statements. This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated by AerSale because of the factors described in the sections entitled “Risk Factors” and “Special Note Regarding Forward-looking Statements.” A discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022 is included in our Annual Report on Form 10-K for the year ending December 31, 2023, filed with the SEC on March 8, 2024, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are a worldwide provider of aftermarket commercial Flight Equipment, and their parts to passenger and cargo airlines, leasing companies, original equipment manufacturers (“OEM”), government and defense contractors, and maintenance, repair and overhaul (“MRO”) service providers. We report our activities in two business segments: Asset Management Solutions, comprised of activities that extract value from strategic Flight Equipment acquisitions either as whole assets or by disassembling for used serviceable material (“USM”), and TechOps, comprised of MRO activities for aircraft and their components, and sales of internally developed engineered solutions and other serviceable products.

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

Results of Operations

Sales and gross profit for AerSale’s two business segments for the years ended in December 31, 2024 and 2023 were as follows:

Year ended December 31, 2024 compared to the year ended December 31, 2023

	Year ended December 31,
(in thousands, except percentages)	2024	2023	Percent Change
Revenue
Asset Management Solutions
Aircraft	$41,749	$80,877	(48.4)%
Engine	173,718	134,290	29.4%
	215,467	215,167	0.1%
TechOps
MRO	107,970	102,535	5.3%
Product Sales	21,629	16,583	30.4%
Whole Asset Sale	-	218	(100.0)%
	129,599	119,336	8.6%

Total	$345,066	$334,503	3.2%

	Year ended December 31,
(in thousands, except percentages)	2024	2023	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$14,526	$22,739	(36.1)%
Engine	67,915	44,916	51.2%
	82,441	67,655	21.9%
TechOps
MRO	16,460	20,428	(19.4)%
Product Sales	5,035	3,761	33.9%
Whole Asset Sale	-	577	(100.0)%
	21,495	24,766	(13.2)%

Total	$103,936	$92,421	12.5%

Total revenue for the year ended December 31, 2024 increased by $10.6 million or 3.2% compared to 2023, driven by an increase of $0.3 million, or 0.1%, within Asset Management Solutions and an increase of $10.3 million, or 8.6%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased by $0.3 million to $215.5 million, or 0.1%, for the year ended December 31, 2024 compared to 2023, due to a $39.1 million decrease in revenue from Aircraft, and a $39.4 million increase in revenue from Engines. The decrease in Aircraft revenue is due to lower Flight Equipment sales in the amount of $36.7 million primarily attributable to decreased activity in the B757 product line resulting from softer demand in the freighter market, and lower leasing revenue of $1.8 million, partly offset by higher USM sales. The increase in Engines revenue is due to higher USM sales of $19.7 million, Flight Equipment sales of $9.4 million, and higher leasing revenue, primarily attributable to greater activity in the PW4000 and CFM56 product lines as we continue to monetize our feedstock.

Cost of sales in Asset Management Solutions decreased by $14.5 million to $133.0 million, or 9.8%, for the year ended December 31, 2024 compared to 2023. The decrease in cost of sales for Aircraft was primarily driven by the sales decrease discussed above. The increase in cost of sales for Engine was primarily driven by the sales increase discussed above. Gross profit in Asset Management Solutions increased by $14.8 million to $82.4 million, or 21.9%, for the year ended December 31, 2024 compared to 2023. The gross profit increase is mainly attributable to the higher margin generated on Flight Equipment sales, as noted below.

Aircraft gross profit margins increased to 34.8% for the year ended December 31, 2024, from 28.1% for the year ended December 31, 2023, due to higher margin on USM sales resulting from changes in product mix. Engines gross profit margins increased to 39.1% for the year ended December 31, 2024, from 33.4% for the year ended December 31, 2023, mainly due to higher margin on Flight Equipment sales, offset by changes in the USM product mix.

TechOps

AerSale’s revenue from the TechOps segment increased by $10.3 million to $129.6 million, or 8.6%, for the year ended December 31, 2024, compared to 2023. The increase was primarily driven by higher MRO product sales and higher service revenue from component repair activities.

Cost of sales in TechOps increased by $13.5 million to $108.1 million, or 14.3%, for the year ended December 31, 2024 compared to 2023, driven by revenue fluctuations noted above. Gross profit in TechOps decreased $3.3 million to $21.5 million, or 13.2%, for the year ended December 31, 2024, compared to 2023, driven by lower profit generated on MRO services. Gross profit margin decreased to 16.6% for the year ended December 31, 2024 compared to 20.8% for the year ended December 31, 2023, driven by lower margin on MRO services as a result of our facility expansion projects, partly offset by higher margins on product sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $9.0 million to $94.2 million, or 8.7%, for the year ended December 31, 2024, as compared to 2023. The decrease was primarily related to lower share-based compensation, partially offset by higher labor cost at our heavy MRO facilities from our expansion projects.

Change in fair value of warrant liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants was determined using the Black-Scholes option pricing model. We recorded a $2.3 million gain on the change in fair value of the warrant liability for each of the years ended December 31, 2024 and 2023, respectively.

Interest (expense) income, net

Interest expense, net for the year ended December 31, 2024 was $5.7 million, as compared to interest income, net of $0.2 million for the year ended December 31, 2023. The increase in interest expense, net was primarily related to interest expense incurred on higher borrowings under our debt facilities during the current year as a result of feedstock acquisitions and MRO expansion investments.

Other income (expense), net

Other income, net for the year ended December 31, 2024 increased by $0.8 million to $1.5 million, as compared to 2023, primarily due to $1.0 million gain on insurance proceeds partially offset by unfavorable foreign exchange rate fluctuations.

Income taxes

The effective tax rate for the year ended December 31, 2024 was 25.3% compared to 27.5% for the year ended December 31, 2023. The decrease in effective tax rate was mainly a result of the change in fair market value of the warrants, the impact of state income taxes, and stock-based compensation. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2024, was primarily due to the change in fair market value of the warrants, and return to provisions adjustments, among others. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2023, was primarily due to the impact of a valuation allowance release and an increase in credits offset by executive compensation.

Financial Position, Liquidity and Capital Resources

As of December 31, 2024, we had $4.7 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $39.2 million outstanding under the Revolving Credit Agreement (as defined below) as of December 31, 2024, with $138.1 million of availability thereunder. We generated cash from operations of $11.2 million, primarily as a result of our income from operations, utilized cash for investing activities of $16.1 million, and generated cash from financing activities in the amount of $3.8 million for the year ended December 31, 2024.

During the year ended December 31, 2023, we entered into a revolving term loan collateralized by our property and equipment (the “Synovus Equipment Loan”) and borrowed $8.6 million. During the year ended December 31, 2024, the Company financed additional equipment purchases of $0.6 million under this facility and paid off the entire loan balance in the amount of $9.2 million.

During the year ended December 31, 2024, we entered into a revolving term loan collateralized by our property and equipment purchases (the “CIBC Equipment Loan”) and borrowed $1.8 million under this facility, which remains outstanding as of December 31, 2024.

We believe our equity base, internally generated funds, and existing availability under our debt facilities are sufficient to maintain our level of operations over the next 12 months. Any projections of future cash needs and cash flows beyond the next twelve months are subject to substantial uncertainty, but we believe our sources of liquidity, as discussed above, will be sufficient to meet our long-term cash requirements. If an event occurs that affects our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

We may, from time to time, purchase our outstanding shares of common stock through cash purchases and/or exchanges for equity or debt, open-market purchases, privately negotiated transactions or otherwise including, but not limited to, privately negotiated transactions with certain of our stockholders who have rights to require us to file a registration statement covering shares of our common stock. Such purchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, legal and regulatory considerations, contractual restrictions and other factors. Purchases, if any, will be funded through our available cash from operations. The amounts involved may be material.

Cash Flows—Year ended December 31, 2024 compared to Year ended December 31, 2023

Cash Flows from Operating Activities

Net cash provided by operating activities was $11.2 million for the year ended December 31, 2024 compared to cash used of $174.2 million for the same period in 2023. The increase in cash provided of $185.3 million was primarily due to lower feedstock acquisitions of $61.7 million during 2024 compared to $131.9 million during 2023, as well as $31.9 million related to proceeds from insurance claims.

Cash Flows from Investing Activities

Net cash used in investing activities was $16.1 million for the year ended December 31, 2024, compared to cash provided of $3.1 million in the same period for 2023. Cash used in investing activities during the year ended December 31, 2024 was driven by purchases of property and equipment and Flight Equipment in support of our TechOps expansion projects. Cash generated by investing activities during year ended December 31, 2023 was driven by Flight Equipment sales offset in part by purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $3.8 million, compared to $29.7 million in the same period for 2023. Cash provided by financing activities during the year ended December 31, 2024 was primarily related to the proceeds from net borrowings under our Revolving Credit Agreement, along with borrowings under the CIBC Equipment Loan, offset in part by net repayments under the Synovus Equipment Loan. Cash provided by financing activities during the year ended December 31, 2023 is the result of proceeds from net borrowings under the Synovus Equipment Loan, as well as net borrowings under the Revolving Credit Agreement.

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

As of December 31, 2024, there was $39.2 million outstanding under the Revolving Credit Agreement and we had $138.1 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of December 31, 2024.

Synovus Equipment Loan

On June 30, 2023, the Company entered into the Synovus Equipment Loan with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. This facility became a term loan during the quarter ended June 30, 2024, with a maturity date of June 26, 2027. The Equipment Loan was collateralized by the property and equipment it financed and required interest only payment until converted to a term loan, at which point, principal and interest payments were required.

During the year ended December 31, 2024, the Company borrowed an additional $0.6 million to finance equipment purchases and paid off the entire loan balance in the amount of $9.2 million.

CIBC Equipment Loan

On November 22, 2024, the Company entered into the CIBC Equipment Loan with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Advances made by the lender are convertible into term loans at the option of the lender at a rate of SOFR plus 3.0% and have a maturity date of thirty-six (36) months from the term loan conversion date. Advances under this loan are collateralized by the property and equipment it finances and require interest only payment until converted to a term loan, at which point, principal and interest payments are required.

During the year ended December 31, 2024, the Company borrowed $1.8 million under this facility, which remained outstanding as of December 31, 2024. As of December 31, 2024, borrowings under this facility were converted to a term loan maturing on December 23, 2027.

We were in compliance with our debt covenants for the CIBC Equipment Loan as of December 31, 2024.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of December 31, 2024. Refer to Note Q – Leases within our Consolidated Financial Statements in this Annual Report for a summary of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics, a subsidiary of Elbit Systems, valued at $21.0 million for the acquisition of technical equipment for manufacturing our AerAware™ product. The commitment is expected to be partially satisfied during 2025, with the remaining commitment delivery date to be determined.

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Refer to Note B to the Consolidated Financial Statements in Item 8 of this Annual Report for a discussion of our significant accounting policies and estimates. The following is a summary of critical accounting estimates and additional information on the level of uncertainty regarding relevant changes to the estimates and assumptions.

Revenue Recognition

We measure revenue based on the consideration specified in a contract with a customer, and exclude any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Our performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to our customers. For service revenue, we utilize the input method of cost-to-cost to measure progress and recognize revenue over time as this depicts when control of the promised goods or services are transferred to the customer. Revenue is recognized based on the relationship of actual costs incurred to date to the estimated total cost at completion of the performance obligation. We make certain judgments and estimates, including estimated revenue and costs, as well as inflation and the overall profitability of the arrangement. Key assumptions involved include future labor costs and efficiencies, overhead costs, and ultimate timing of product delivery. Differences may occur between the judgments and estimates made by management and actual program results.

Changes in estimates and assumptions related to our arrangements are recorded using the cumulative catch-up method of accounting. The catch-up adjustment for the current year due to changes in revenue estimates did not have a material impact on our financial statements.

Inventory Cost

We record inventory at the lower of cost or net realizable value. For purchases of whole Flight Equipment for sale or lease, cost is determined using the specific identification method whereby total cost is the cost paid, including certain asset acquisition costs that can be capitalized, to acquire such assets as a whole.

Additionally, we purchase certain whole Flight Equipment to disassemble and supply material for our engine and airframe USM inventory. For Flight Equipment parts that originate from such dismantled aircraft and engines, cost is determined using a ratio calculated based on the relationship of the cost of the dismantled aircraft or engine at the time of purchase to the total estimated sales value of the dismantled aircraft or engine at the time of purchase. At the time of sale, this ratio is applied to the sale price of each individual airframe and/or engine part to determine its allocated cost. At the time of sale, the sum of an individual part’s allocated cost and actual repair or overhaul costs incurred represent the total cost for such part.

We evaluate this ratio periodically, and if necessary, update our sales estimates and make prospective adjustments to this ratio. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated net realizable value at the time of the review. Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of sales when associated parts are sold. Our allocation of inventory between short term and long term reflects the inventory’s operating cycle, which is longer than one year due to teardown and repair lead times. Inventory expected to be monetized within 18 months as well as work-in-process and inventory used in MROs are reported under current assets on the Consolidated Balance Sheets. During the year ended December 31, 2024, we adjusted the estimated return in certain product lines as a result of new material received into inventory as well as changes in demand for certain product lines. During the year ended December 31, 2024, the Company recorded additional inventory reserves of $0.9 million.

Goodwill

In the first quarter of 2024, the Company identified a triggering event that may indicate the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was due to the significant decline in the market price of the Company’s common stock. As a result and due to the lack of recovery of the Company’s stock price during the year ended December 31, 2024, the Company performed a quantitative goodwill impairment test for the Asset Management Solutions and ACT reporting units for each of the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024, and determined that the fair values exceeded the carrying values for each reporting unit of as the end of each quarter tested. As such, the quantitative tests did not result in a goodwill impairment for the Company’s reporting units.

As part of our quantitative assessment as of December 31, 2024, we noted that our fair value estimates of the Asset Management Solutions reporting unit exceeded their carrying value by a small margin, which indicates a higher potential risk of goodwill impairment in the future; especially if this reporting unit is unable to achieve projected performance metrics. As of December 31, 2024, the amount of goodwill in the Asset Management Solutions reporting unit amounted to $13.4 million.

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

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the CIBC Equipment Loan, which have variable interest rates tied to SOFR. As of December 31, 2024, we had $39.2 million outstanding variable rate borrowings under the Revolving Credit Agreement and $1.8 million outstanding variable rate borrowings under the CIBC Equipment Loan. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of December 31, 2024 would increase our annual interest expense by $0.6 million.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions are denominated in local currency.  A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the year ended December 31, 2024.

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AERSALE CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AerSale Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of AerSale Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of used serviceable material (“USM”) inventory cost from dismantled aircraft and engines

As described further in Note B to the consolidated financial statements, for aircraft and engine parts that originate from dismantled aircraft and engines (“USM dismantled inventory”), cost is determined using a ratio calculated based on the relationship of the cost of the dismantled aircraft or engine at the time of purchase to the total estimated sales value of the dismantled aircraft or engine at the time of purchase. The Company evaluates this ratio periodically, and if necessary, updates sales value estimates and makes prospective adjustments to this ratio on a product line basis. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated net realizable value at the time of the review. We identified the assessment of the USM dismantled inventory cost as a critical audit matter.

The principal considerations for our determination that the assessment of the USM dismantled inventory cost, is a critical audit matter are the magnitude of the USM dismantled inventory balance and that certain inputs and assumptions used in determining the USM dismantled inventory cost are subject to significant management judgment. These inputs and assumptions include the future sale and repair cost estimates and the ratio applied to the sale price net of repair cost at the time of sale. The assessment of these inputs required a high degree of auditor judgment in evaluating the future demand for various product lines and repair cost of the USM dismantled inventory and the ratio to be applied to the sale price net of repair cost at the time of sale.

Our audit procedures related to testing the USM dismantled inventory cost, included the following, among others.

●	We tested the design and operating effectiveness of controls relating to the Company’s USM inventory costing process.
●	We tested future sale and repair estimates by examining historical sales and repair cost data as well as incorporating current market information.
●	We evaluated the reasonableness of the ratio applied to the sale price net of repair cost of each individual airframe and/or engine part to determine its allocated cost by comparing the selected ratio to supporting documentation.
●	We conducted sensitivity analysis around the inventory costing assumptions applied.

Assessment of goodwill impairment within the Asset Management Solutions (“AMS”) and Aircraft Composite Technologies (“ACT”) reporting units

As described in Note B and F to the consolidated financial statements, goodwill related to the Asset Management Solutions (“AMS”) and Aircraft Composite Technologies (“ACT”) reporting units was $13.4 million and $6.0 million, respectively, as of December 31, 2024. Goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. We identified the assessment of the impairment of goodwill, within the AMS and ACT reporting units as a critical audit matter.

The principal considerations for our determination that the assessment of the impairment of goodwill, within the AMS and ACT reporting units, is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the AMS and ACT reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues and certain operating expenses, operating margins, terminal growth rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to goodwill impairment within the AMS and ACT reporting units, included the following, among others.

●	We tested the design and operating effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s AMS and ACT reporting units.
●	We tested management’s process for developing the fair value estimates.
●	We tested the completeness and accuracy of underlying data used in the discounted cash flow models.
●	We evaluated the reasonableness of the significant assumptions used by management related to future revenues and certain operating expenses, operating margins, terminal growth rates, and discount rates. The evaluation management’s assumptions related to future revenues and certain operating expenses, operating margins, and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the AMS and ACT reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.
●	Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate and terminal growth rate assumptions.
●	We conducted sensitivity analysis around the discount and revenue growth assumptions applied.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017

Miami, Florida
March 10, 2025

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31,	December 31,
	2024	2023
Current assets:
Cash and cash equivalents	$4,698	$5,873
Accounts receivable, net of allowance for credit losses of $1,173 and $978 as of December 31, 2024 and December 31, 2023, respectively	34,646	31,239
Income tax receivable	1,994	1,628
Inventory:
Aircraft, airframes, engines, and parts, net	224,832	177,770
Advance vendor payments	6,803	35,757
Deposits, prepaid expenses, and other current assets	11,057	12,507
Total current assets	284,030	264,774
Fixed assets:
Aircraft and engines held for lease, net	67,847	26,475
Property and equipment, net	36,331	27,692
Inventory:
Aircraft, airframes, engines, and parts, net	130,958	151,398
Operating lease right-of-use assets	33,105	27,519
Deferred income taxes	10,171	12,203
Deferred financing costs, net	1,296	1,506
Other assets	595	525
Goodwill	19,860	19,860
Other intangible assets, net	20,530	21,986
Total assets	$604,723	$553,938

Current liabilities:
Accounts payable	$34,184	$29,899
Accrued expenses	7,400	5,478
Lessee and customer purchase deposits	1,734	1,467
Current operating lease liabilities	4,356	4,593
Current portion of long-term debt	605	1,278
Deferred revenue	1,781	2,998
Deferred insurance proceeds	24,910	-
Total current liabilities	74,970	45,713
Revolving credit facility	39,235	29,000
Long-term debt	1,209	7,281
Long-term lease deposits	2,987	102
Long-term operating lease liabilities	30,565	24,377
Maintenance deposit payments and other liabilities	52	64
Warrant liability	85	2,386
Total liabilities	149,103	108,923
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 53,252,563 and 52,954,430 shares as of December 31, 2024 and December 31, 2023	5	5
Additional paid-in capital	316,493	311,739
Retained earnings	139,122	133,271
Total stockholders' equity	455,620	445,015
Total liabilities and stockholders’ equity	$604,723	$553,938

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2024	2023	2022
Revenue:
Products	$214,950	$217,455	$284,554
Leasing	22,146	14,513	28,732
Services	107,970	102,535	95,258
Total revenue	345,066	334,503	408,544
Cost of sales and operating expenses:
Cost of products	141,152	155,376	176,074
Cost of leasing	8,468	4,599	6,929
Cost of services	91,510	82,107	74,147
Total cost of sales	241,130	242,082	257,150
Gross profit	103,936	92,421	151,394
Selling, general and administrative expenses	94,192	103,191	96,348
Income (loss) from operations	9,744	(10,770)	55,046
Other income (expense):
Interest (expense) income, net	(5,703)	155	1,093
Other income, net	1,495	666	2,268
Change in fair value of warrant liability	2,301	2,270	(525)
Total other (expense) income, net	(1,907)	3,091	2,836
Income (loss) before income tax provision	7,837	(7,679)	57,882
Income tax (expense) benefit	(1,986)	2,116	(14,021)
Net income (loss)	5,851	(5,563)	43,861

Earnings (loss) per share:
Basic	$0.11	$(0.11)	$0.85
Diluted	$0.11	$(0.15)	$0.83
Weighted average shares outstanding:
Basic	53,113,508	51,291,424	51,568,436
Diluted	53,359,085	51,457,821	53,145,639

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2024, 2023, and 2022

AerSale Corporation Stockholders

(in thousands, except share data)

			Additional				Total
	Common stock		paid-in	Retained	Shares of	Treasury Stock,	stockholders’
	Amount	Shares	capital	earnings	Treasury Stock	at cost	equity
Balance at December 31, 2021	$5	51,673,099	$313,901	$94,973	$-	$-	$408,879
Share-based compensation	-	-	16,498	-	-	-	16,498
Shares issued upon exercise of warrants	-	47,867	-	-	-	-	-
Shares issued under the 2020 Employee Stock Purchase Plan	-	46,726	538	-	-	-	538
Shares issued under the 2020 Equity Incentive Plan	-	921,769	-	-	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(2,592)	-	-	-	(2,592)
Purchase of treasury stock	-	-	-	-	1,500,000	(22,204)	(22,204)
Retirement of treasury stock	-	(1,500,000)	(22,204)	-	(1,500,000)	22,204	-
Net income	-	-	-	43,861	-	-	43,861
Balance at December 31, 2022	$5	51,189,461	$306,141	$138,834	-	$-	$444,980
Share based compensation	-	-	12,051	-	-	-	12,051
Shares issued under the 2020 Employee Stock Purchase Plan	-	45,755	566	-	-	-	566
Shares issued under the 2020 Equity Incentive Plan	-	1,719,214	-	-	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(7,019)	-	-	-	(7,019)
Net loss	-	-	-	(5,563)	-	-	(5,563)
Balance at December 31, 2023	$5	52,954,430	$311,739	$133,271	-	$-	$445,015
Share-based compensation	-	-	4,347	-	-	-	4,347
Shares issued under the 2020 Employee Stock Purchase Plan	-	89,923	531	-	-	-	531
Shares issued under the 2020 Equity Incentive Plan	-	208,210	-	-	-	-	-
Shares surrendered for tax withholdings on equity awards	-	-	(124)	-	-	-	(124)
Net income	-	-	-	5,851	-	-	5,851
Balance at December 31, 2024	$5	53,252,563	$316,493	$139,122	-	$-	$455,620

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$5,851	$(5,563)	$43,861
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	16,048	10,459	10,984
Amortization of debt issuance costs	337	400	455
Amortization of operating lease assets	365	359	873
Inventory reserve	3,695	1,507	2,376
Impairment of aircraft held for lease	-	-	857
Provision for doubtful accounts	195	-	(395)
Deferred income taxes	2,032	(916)	(2,387)
Change in fair value of warrant liability	(2,301)	(2,270)	525
Share-based compensation	4,347	12,051	16,498
Gain on legal settlement	-	-	(1,695)
Changes in operating assets and liabilities:
Accounts receivable	(3,601)	(2,966)	(1,029)
Income tax receivable	(366)	(1,628)	-
Inventory	(78,029)	(168,632)	(37,637)
Deposits, prepaid expenses, and other current assets	1,450	(1,772)	5,211
Other assets	(745)	103	893
Advance vendor payments	28,954	(5,884)	(15,586)
Accounts payable	4,287	8,768	1,164
Income tax payable	-	-	(3,443)
Accrued expenses	1,832	(3,537)	417
Deferred revenue	(1,217)	1,643	(1,505)
Lessee and customer purchase deposits	3,152	(15,668)	(18,027)
Deferred insurance proceeds	24,910	-	-
Other liabilities	(12)	(604)	(2,523)
Net cash provided by (used in) operating activities	11,184	(174,150)	(113)
Cash flows from investing activities:
Proceeds from sale of assets	12,900	14,450	52,771
Proceeds from legal settlement, net	-	-	4,195
Acquisition of aircraft and engines held for lease, including capitalized cost	(14,978)	-	(7,133)
Purchase of property and equipment	(14,052)	(11,359)	(8,462)
Net cash (used in) provided by investing activities	(16,130)	3,091	41,371
Cash flows from financing activities:
Proceeds from long-term debt	2,429	8,559	-
Repayments of long-term debt	(9,174)	-	-
Proceeds from revolving credit facility	192,644	82,700	-
Repayments of revolving credit facility	(182,409)	(53,700)	-
Payments of debt issuance costs	(126)	(1,362)	-
Purchase of treasury stock	-	-	(22,204)
Taxes paid related to net share settlement of equity awards	(124)	(7,019)	(2,592)
Proceeds from the issuance of Employee Stock Purchase Plan shares	531	566	538
Net cash provided by (used in) financing activities	3,771	29,744	(24,258)

(Decrease) increase in cash and cash equivalents	(1,175)	(141,315)	17,000
Cash and cash equivalents, beginning of period	5,873	147,188	130,188
Cash and cash equivalents, end of period	$4,698	$5,873	$147,188

Supplemental disclosure of cash activities
Income tax (refunds) payments, net	(13)	1,159	21,489
Interest paid	5,648	1,520	573
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) aircraft and engine held for lease, net	43,210	7,036	(25,803)
Reclassification of customer purchase deposits to sale of assets	-	-	12,500

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

On December 22, 2020 (the “Closing Date”), Monocle consummated the previously announced business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated September 8, 2020 (the “Merger Agreement”) by and among Monocle, AerSale Corporation (f/k/a Monocle Holdings Inc.), a Delaware corporation (the “Company” or “we”), AerSale Aviation, Inc. (f/k/a AerSale Corp.), a Delaware corporation (“AerSale Aviation”), Monocle Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”), Monocle Merger Sub 2 LLC, a Delaware limited liability company (“Merger Sub 2”), and Leonard Green & Partners, L.P., a Delaware limited partnership, solely in its capacity as the initial Holder Representative (as defined in the Merger Agreement). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the “Business Combination” and in connection therewith, Monocle merged with and into us, whereby we survived the merger and became the successor issuer to Monocle by operation of Rule 12g-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Company’s corporate headquarters is based in Doral, Florida, with additional offices, hangars, and warehouses located globally.

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

Through its TechOps segment, the Company also operates six Federal Aviation Administration (“FAA”) Title 14 Code of Federal Regulations Part 145 Certified Repair Facilities (the MROs) located in Goodyear, Arizona, Millington, Tennessee, Roswell and Albuquerque, New Mexico, as well as two facilities in Miami, Florida. These facilities provide the Company flexibility and control to quickly prepare Company aircraft, engines, and inventory for market, as their selective refurbishment is frequently required to meet customers’ unique demand. In addition to maintaining the Company’s fleet of aircraft, the MROs provide external customer support for maintaining their aircraft with general maintenance, preservation, lease return work, repair services, and long-term storage programs. Leveraging its robust engineering team, TechOps also provides highly specialized technical support to our MRO facilities, as well as developing advanced technical repairs, modifications and products marketed as Engineered Solutions. Engineered Solutions includes the design, manufacture, and installation of new products, systems, and services that can enhance aircraft performance, safety, and service life.

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

Foreign Currency

The Company has determined that the functional currency for its foreign subsidiaries is the U.S. dollar. The primary economic environment in which the entities generate or expend cash is in U.S. dollars as evidenced by the cash flows in or out from revenue, operating expenses, investing, and financings. Only general office expenses and payroll transactions are denominated in local currency of our foreign subsidiaries.

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

	Year ended December 31,
	2024	2023
Balance at beginning of year	$978	$1,074
Provision	195	-
Write-offs	-	(96)
Balance at end of year	$1,173	$978

On June 9, 2014, an aircraft leased to Air Indus suffered significant damage as the result of a terrorist attack. At that time, the Company recorded an impairment to the asset of $2.5 million to adjust the carrying amount to the estimated residual value of $1.1 million. The Company filed an insurance claim and recorded an insurance receivable of $2.5 million, offsetting the impairment loss, which was recorded in accounts receivable in the Company’s Consolidated Balance Sheet as of December 31, 2021. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the probable amount of the insurance recovery, limited to the amount of the loss recognized, was recorded as the insurance receivable. Effective November 30, 2022, a final settlement was reached and insurance proceeds net of expenses of $4.2 million were received, of which $1.7 million was classified as other income, net on the Consolidated Statements of Operations.

Inventory

Inventory, which consists of complete Flight Equipment held for sale, as well as related parts, is valued at the Lower of Cost or Net Realizable Value (“NRV”) value. For purchases of whole aircraft and engines for sale or lease, cost is determined using the specific identification method whereby total cost is the cost paid, including certain capitalizable asset acquisition costs, to acquire such assets as a whole.

Additionally, the Company purchases certain whole Flight Equipment to disassemble and supply its engine and airframe parts inventory. For aircraft and engine parts that originate from such dismantled Flight Equipment, cost is determined using a ratio calculated based on the relationship of the cost of the dismantled aircraft or engine at the time of purchase to the total estimated sales value of the dismantled aircraft or engine at the time of purchase. At the time of sale, this ratio is applied to the sale price of each individual airframe and/or engine part to determine its allocated cost. At the time of sale, the sum of an individual part’s allocated cost and actual repair or overhaul costs incurred represent the total cost for such part. Our allocation of inventory between short term and long term reflects the inventory’s operating cycle, which is longer than one year due to teardown and repair lead times. Inventory expected to be monetized within 18 months as well as work-in-process and inventory used in MROs are reported under current assets on the Consolidated Balance Sheets. Inventory not expected to be sold within the operating cycle is classified as noncurrent inventory on the Consolidated Balance Sheets.

The Company evaluates this ratio periodically, and if necessary, updates sales value estimates and makes prospective adjustments to this ratio on a product line basis. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated net realizable value at the time of the review. The Company recorded additional inventory reserves due to this NRV valuation, which is reflected as a component of cost of products in the Consolidated Statements of Operations. These additional inventory reserves were as follows (in thousands):

	Year ended December 31,
	2024	2023
Inventory reserves	$897	$-

Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of products when associated parts are sold.

The Company periodically evaluates its complete aircraft and engines in inventory and Flight Equipment held for lease to determine if events or market circumstances indicate that the assets’ most likely disposition has changed. Should conditions prevail at the time of the Company’s Consolidated Balance Sheets that would suggest a more likely use as an asset held for lease rather than sale or disassembly for parts inventory or vice versa, it will be reclassified at its then-current book value between inventory and fixed assets - aircraft and engines held for lease, net. This transaction is a noncash item and if it occurs, is reflected in the schedule of supplemental cash flows.

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

	Year ended December 31,
	2024	2023
Scrap loss reserves	$2,798	$1,507

Flight Equipment Held for Lease

Flight Equipment held for lease is stated at cost, less accumulated depreciation. Certain internal and external professional fees, major improvements, modifications, and maintenance incurred in connection with the acquisition of Flight Equipment that are required to get the Flight Equipment ready for initial service are capitalized and depreciated over the remaining life of the Flight Equipment, and are reported in the investing activities section of the Consolidated Statements of Cash Flows. Subsequent to placing Flight Equipment into service, the cost of maintenance and improvements to Flight Equipment is normally expensed unless the improvements materially increase the long-term value of the Flight Equipment or extend the useful life of the Flight Equipment. The capitalized cost is depreciated over the lesser of the remaining useful life of the Flight Equipment or the estimated useful life of the capitalized improvements. Aircraft airframe components are depreciated over the assets’ useful life using the straight-line method to the estimated residual value based on the total remaining life before disassembly or outright scrap metal value. Aircraft current useful life is 7 years. Engines are depreciated using the straight-line method to the estimated residual value based on the total life remaining before disassembly. To arrive at the total engine life remaining before disassembly, the remaining life of the engine’s life-limited parts, the estimated utilization, and condition, as well as the aircraft fleet supported by the engine model are considered. Upon completion of its service life as a leased asset, Flight Equipment is reclassified to inventory at its carrying value. The Company discontinues the depreciation of Flight Equipment when it is held as inventory for ultimate parts sales. Differences between estimates of useful lives and residual values and actual experience may result in future impairments of aircraft or engines and/or additional gains or losses upon disposal. The Company reviews residual values of aircraft and engines periodically based on knowledge of current residual values and residual value trends to determine if they are appropriate and records adjustments as necessary. Cash flows related to the purchase and sale of Flight Equipment are presented as operating activities when the predominant source of cash flows related to the asset is from the ultimate parts sales of the assets. If the predominant source of cash flows related to the asset is expected to be from leasing of the asset, the cash flows are presented as investing activities.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 1 to 15 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized.

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

In the first quarter of 2024, the Company identified a triggering event that may indicate the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was due to the significant decline in the market price of the Company’s common stock. As a result and due to the lack of recovery of the Company’s stock price during the year ended December 31, 2024, the Company performed a quantitative goodwill impairment test for the Asset Management Solutions and ACT reporting units for each of the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024, and determined that the fair values exceeded the carrying values for each reporting unit of as the end of each quarter tested. As such, the quantitative tests did not result in a goodwill impairment for the Company’s reporting units.

The Company performed a quantitative impairment analysis as of October 1, 2023 on the goodwill for the Asset Management Solutions and TechOps segments (see Note P – Business Segments for a discussion about our business segments), and updated through December 31, 2023, concluding that the fair value of each reporting unit exceeded its carrying value, and thus no impairment was recorded.

Other Intangible Assets

Intangibles arising from business combinations, including customer relationships, FAA certificates, and AerAware flight manuals, are initially recorded at fair market value. Customer relationships are amortized over ten years. Straight-line amortization is utilized. Where there are no legal, regulatory, contractual, or other factors that would reasonably limit the useful life of an intangible assets, that asset is classified as indefinite lived and such intangible assets are not amortized.

Other intangible assets with indefinite lives are assessed for impairment annually, or more frequently when events or circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition. Our annual assessment date for indefinite lived intangible assets is July 1st.

The Company performed a qualitative impairment analysis as of July 1, 2024, and a quantitative impairment analysis as of July 1, 2023 on the indefinite lived intangible assets and concluded there were no impairments, respectively.

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

Obligations and Instruments Potentially Settled in the Company’s Common Stock

In connection with any obligations and instruments potentially to be settled in the Company’s stock, the Company accounts for the instruments in accordance with ASC Topic 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“ASC 815”). ASC 815 addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s stock. Under this pronouncement, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification.

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

Revenue Recognition

Products Revenue — Used Serviceable Material (“USM”) Sales

Revenue from sales of USM is measured based on consideration specified in a contract with a customer, and excludes any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. Title passes to the buyer when the goods are shipped, and the buyer is responsible for any loss in transit and the Company has a legal right to payment for the spare parts once shipped. We generally sell our USM products under standard 30-day payment terms, subject to certain exceptions. Customers neither have the right to return products nor do they have the right to extended financing. The Company has determined that physical acceptance of the spare parts to be a formality in accordance with ASC 606 – Revenue from Contracts with Customers (“ASC 606”).

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

Products Revenue — Whole Asset Sales

Revenue from whole asset sales is measured based on consideration specified in the contract with the customer. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, condition of the whole asset, bill of sale and the assignment of rights and warranties from the Company to the customer. The Company has identified the transfer of the whole asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of whole assets) and is explicitly stated in each contract. Whole asset sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer is the date the customer obtains control over the asset and would cause the revenue recognition. Payment is required in full upon customers’ acceptance of the whole asset on the date of the transfer, unless the Company extends credit terms to customers it deems creditworthy.

Leasing Revenue

The Company leases Flight Equipment under operating leases that contain monthly base rent and reports rental income straight line over the life of the lease as it is earned. Additionally, the Company’s leases provide for supplemental rent, which is calculated based on actual hours or cycles of utilization and, for certain components, based on the amount of time until maintenance of that component is required. In certain leases, the Company records supplemental rent paid by the lessees as maintenance deposit payments and other liabilities in recognition of the Company’s contractual commitment to reimburse qualifying maintenance. Reimbursements to the lessees upon receipt of evidence of qualifying maintenance work are charged against existing maintenance deposit payments and other liabilities. In leases where the Company is responsible for performing certain repairs or replacement of aircraft components or engines, supplemental rent is recorded as revenue in the period earned. In the event of premature lease termination or lessee default on the lease terms, revenue recognition will be discontinued when outstanding balances are beyond the customers’ deposits held. Flight Equipment leases are billed in accordance with the lease agreement and invoices are due upon receipt.

Services Revenue

Revenue for services is recognized as performance obligations are fulfilled and the benefits are transferred to the customer. At contract inception, we evaluate if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations. In some cases, our service contract with the customer is considered one performance obligation as it includes factors such as the good or service being provided is significantly integrated with other promises in the contract, the service provided significantly modifies or customizes the other good or service or the goods or services are highly interdependent or interrelated with each other. If the contract has more than one performance obligation, the Company determines the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on their relative standalone selling prices. The transaction price of a contract, which can include both fixed and variable amounts, is allocated to each performance obligation identified. Some contracts contain variable consideration, which could include incremental fees or penalty provisions related to performance. Variable consideration that can be reasonably estimated based on current assumptions and historical information is included in the transaction price at the inception of the contract but limited to the amount that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our consolidated statements of operations, and are not considered a performance obligation to our customers. Our reported revenue on our consolidated statements of operations is net of any sales or related non-income taxes.

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

Share Based Compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and, for those awards subject only to service conditions, the Company recognizes the costs on a straight-line basis over the requisite service period for the entire award the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance and service conditions, we begin recording share-based compensation when achieving the performance criteria is probable and we recognize the costs using the accelerated attribution method. Our policy is to recognize forfeitures as they occur.

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

The Company applies Accounting Standards Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which generally expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards.

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

Deferred insurance proceeds

In April 2024, one of the Company’s leased secondary parts warehouses in Roswell, New Mexico, was destroyed by a fire. Inside the warehouse were various aircraft parts typically sold by the Company as USM. The Company carries insurance covering these parts, with a limit of $100 million and a $10,000 deductible. The Company filed a claim for the replacement value of the inventory that was destroyed or rendered not sellable by the fire in the amount of $67.6 million. The cost basis of the destroyed inventory was $6.0 million. During the year ended December 31, 2024, the Company collected interim funding from the insurance companies associated with this claim in the amount of $30.9 million and collected $3.7 million subsequent to the balance sheet date. The Company has deferred the recognition of a gain on insurance proceeds collected under this claim in excess of the loss amount until a full settlement of the claim is reached with our insurers. The deferred gain in the amount of $24.9 million as of December 31, 2024 is presented under deferred insurance proceeds in the Consolidated Balance Sheets.

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

Revision of Prior Period Financial Statements

Certain balances in the Consolidated Balance Sheet as of December 31, 2023 and the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 have been reclassified to conform to the presentation in the consolidated financial statements as of and for the year ended December 31, 2024, primarily including the reclassification of deposits for Flight Equipment purchases from deposits, prepaid expenses, and other current assets to advance vendor payments. Such reclassification did not impact net income (loss), stockholders’ equity or total cash flows from operating activities, and did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU 2023-07 were adopted by the Company as of January 1, 2024 and retrospectively applied. Refer to Note P – Business Segments, for disclosures resulting from the adoption of ASU 2023-07. The Company’s results of operations, cash flows, and financial condition were not impacted by the adoption of this ASU.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This guidance is required to be adopted by us in the first quarter of 2025. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosure.

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires public entities to disclose, in a tabular presentation, the following expense items (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses, as well as other types of expenses when applicable. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosure.

There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our consolidated financial statements.

NOTE C - SIGNIFICANT RISKS AND UNCERTAINTIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include the useful lives of property and equipment, useful lives and residual values of Flight Equipment held for lease, allowances for doubtful accounts and sales returns, the income tax provision, impairment of long-lived assets, valuation of inventory, and valuation and useful lives of intangibles, goodwill and contingencies.

Risks and Uncertainties

The Company is impacted by the general economic conditions of the commercial aviation industry. A decrease in passenger and/or air cargo traffic worldwide could result in strains on the Company’s lessees and cause them to default under their leases with the Company, which could negatively impact the Company’s cash flows and results of operations. The value of Flight Equipment held for operating leases is subject to fluctuations in the values of commercial aircraft and engines worldwide. A material decrease in aircraft or engine values could have a downward impact on lease rentals and residual values and may require impairments to be taken on such assets. Additionally, impairment charges may be required to reduce the carrying value of inventory.

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

The Company conducts business in certain foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, the Company is subject to a variety of risks such as civil strife, political instability, import and export regulations, compliance with foreign laws, treaties, regulations, uncertainties arising from foreign local less developed business practices, difficulty in repossessing Flight Equipment when a lessee defaults, cultural considerations, restriction on fund transfers, and exposure to the FCPA and other anti-bribery laws.

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

During the year ended December 31, 2024, one customer accounted for 15% of total revenue. During the year ended December 31, 2023, two customers accounted for 25% of total revenue. During the year ended December 31, 2022, one customer accounted for 19% of total revenue.

No customer made up more than 10% of our trade receivable balance as of December 31, 2024. One customer made up 20% of our trade receivable balance as of December 31, 2023.

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

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued.

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

Contract assets are as follows (in thousands):

	December 31, 2024	December 31, 2023	Change
Contract assets	$6,166	$6,474	$(308)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our Consolidated Balance Sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our Consolidated Balance Sheets and amounted to $3.0 million as of December 31, 2023, of which $2.7 million was related to contract liabilities for services to be performed. For the year ended December 31, 2024, the Company recognized as revenue the entire opening balance of our contract liabilities included in the deferred revenue beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue (in thousands):

	Year ended December 31,
	2024
	Asset Management
	Solutions	TechOps	Total Revenue
USM	$83,174	$16,454	$99,628
Whole asset sales	110,147	-	110,147
Engineered solutions	-	5,175	5,175
Total products	193,321	21,629	214,950
Leasing	22,146	-	22,146
Services	-	107,970	107,970
Total revenue	$215,467	$129,599	$345,066

	Year ended December 31,
	2023
	Asset Management
	Solutions	TechOps	Total Revenue
USM	$63,418	$15,278	$78,696
Whole asset sales	137,236	218	137,454
Engineered solutions	-	1,305	1,305
Total products	200,654	16,801	217,455
Leasing	14,513	-	14,513
Services	-	102,535	102,535
Total revenue	$215,167	$119,336	$334,503

	Year ended December 31,
	2022
	Asset Management
	Solutions	TechOps	Total Revenue
USM	$50,125	$8,146	$58,271
Whole asset sales	198,750	23,737	222,487
Engineered solutions	-	3,796	3,796
Total products	248,875	35,679	284,554
Leasing	28,732	-	28,732
Services	-	95,258	95,258
Total revenue	$277,607	$130,937	$408,544

NOTE E-INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
USM	$118,025	$58,857
Whole assets	141,770	186,845
Work-in-process	27,358	22,270
MRO and engineered solutions	68,637	61,196
	$355,790	329,168
Less short term	(224,832)	(177,770)
Long term	$130,958	$151,398

NOTE F -INTANGIBLE ASSETS

In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company reviews and evaluates its goodwill and indefinite life intangible assets for potential impairment at a minimum annually or more frequently if circumstances indicate that impairment is possible.

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

Goodwill and other intangibles consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

In the first quarter of 2024, the Company identified a triggering event indicating the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. The triggering event was due to the significant decline in the market price of the Company’s common stock. As a result and due to the lack of recovery of the Company’s stock price during the year ended December 31, 2024, the Company performed a quantitative goodwill impairment test for the Asset Management Solutions and ACT reporting units for each of the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024, and determined that the fair values exceeded the carrying values for each reporting unit of as the end of each quarter tested. As such, the quantitative tests did not result in a goodwill impairment for the Company’s reporting units. In addition, the Company performed a qualitative assessment as of July 1, 2024 of other intangible assets with indefinite lives and concluded it was unlikely that they were impaired.

The Company performed a quantitative impairment analysis as of October 1, 2023 on the goodwill for the Asset Management Solutions and TechOps segment, and concluded there was no impairment. The Company performed a qualitative impairment analysis as of July 1, 2024, and a quantitative impairment analysis as of July 1, 2023 on the intangible assets with indefinite lives and concluded there were no impairments, respectively.

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Net book value of intangible assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	December 31, 2024	December 31, 2023
Qwest:
Customer relationships	10	$4,187	$5,163
ALGS:
Customer relationships	10	10	30
ACS:
Customer relationships	10	823	1,033
ACT:
Customer relationships	10	4,505	5,430
AerSale:
AerAware Flight manuals	10	675	-
Total intangible assets with definite lives, net		$10,200	$11,656

Amortization expense was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Amortization expense	$2,131	$2,126	$2,136

The estimated aggregate amount of amortization expense for intangible assets as follows (in thousands):

Year ending December 31:
2025	$2,189
2026	2,179
2027	2,179
2028	2,162
2029	1,155
Thereafter	336
Total Estimated Aggregate Amortization Expense	$10,200

Accumulated amortization amounted to $11.5 million and $9.3 million as of December 31, 2024 and December 31, 2023, respectively.

There has been no goodwill activity for the years ended December 31, 2024 and 2023.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred. No triggering events have been identified for the periods reported.

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
	In Years	December 31, 2024	December 31, 2023
Tooling and equipment	5 – 15	$17,481	$16,024
Furniture and other equipment	3 – 15	13,985	12,076
Computer software	3 – 5	2,555	2,374
Leasehold improvements	2 – 15	25,527	16,269
Equipment under capital lease	-	-	192
Flight equipment held for R&D	1	8,383	7,784
		67,931	54,719
Less accumulated depreciation		(31,600)	(27,027)
		$36,331	$27,692

Depreciation expense was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Depreciation expense	$5,501	$3,736	$2,242

NOTE H - AIRCRAFT AND ENGINES HELD FOR LEASE AND LEASE, NET

Aircraft and engines held for operating leases, net, consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Aircraft and engines held for lease	$96,910	$58,136
Less accumulated depreciation	(29,063)	(31,661)
	$67,847	$26,475

The Company did not record an impairment of leased assets during the years ended December 31, 2024 and 2023, respectively. The Company recorded an impairment $0.9 million for the year ended December 31, 2022, and is included in cost of leasing in the Consolidated Statements of Operations.

Total depreciation expense included in cost of leasing in the Consolidated Statements of Operations is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Depreciation expense	$8,416	$4,597	$6,606

Contingent rental fees recognized as revenue related to supplemental rent were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Contingent rental fees	$11,717	$7,693	$12,776

The Company’s current operating lease agreements for Flight Equipment on lease expire over the next month to six years. The minimum future lease rentals contracted to be received under these existing operating leases of Flight Equipment at December 31, 2024 are as follows (in thousands):

Year ending December 31:
2025	$23,277
2026	14,136
2027	6,973
2028	2,341
2029	2,335
Thereafter	2,200
Total minimum lease payments	$51,262

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

The Company measures the fair value of certain assets and liabilities on a nonrecurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include intangible assets acquired in business combinations.

The Company’s financial instruments, other than cash and cash equivalents, consist principally of accounts receivable and accounts payable. The fair value of such approximates the carrying value of these financial instruments because of their short-term nature.

Borrowings under the Revolving Credit Agreement (as defined in Note L – Financing Arrangements) approximate fair value due to the variable interest rate on the facility. The Company’s borrowings under the Revolving Credit Agreement are carried at historical cost and adjusted for principal payments.

Borrowings under the CIBC Equipment Loan (as defined in Note L – Financing Arrangements) approximate fair value due to the variable interest rate on the loan and its origination during the year ended December 31, 2024. The Company’s borrowings under the Equipment Loan are carried at historical cost and adjusted for principal payments.

NOTE J - ACCRUED EXPENSES

The following is a summary of the components of accrued expenses (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and related benefits	$3,457	$2,241
Accrued legal fees	741	854
Commission fee accrual	758	260
Accrued federal, state and local taxes and fees	120	105
Other	2,324	2,018
	$7,400	$5,478

NOTE K - WARRANT LIABILITY

As of December 31, 2024 and 2023, warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding (the “Private Warrants”).

Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. During 2022, a private warrant holder initiated a cashless exercise of 126,166 warrants for the purchase of shares of common stock at an exercise price of $11.50 per share and we issued 47,867 shares of common stock based on the fair value at the date of exercise of $18.5306 per share. The remaining Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation, as applicable. The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC 815. The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Consolidated Statements of Operations. The fair value of the Private Warrants was determined using the Black-Scholes option pricing model. The following table represents the assumptions for the Black-Scholes option-pricing model used in determining the fair value of the Private Warrants as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.38%	3.84%
Expected volatility of common stock	41.71%	41.66%
Expected option term in years	1.0	2.0

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

NOTE L - FINANCING ARRANGEMENTS

Outstanding debt obligations as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement	$39,235	$29,000
$10.0 million CIBC Property and Equipment Revolving Term Loan	1,814	-
$10.0 million Synovus Property and Equipment Revolving Term Loan	-	8,559
Total	41,049	37,559
Less current portion	(605)	(1,278)
Total long-term portion	$40,444	$36,281

At December 31, 2024 and 2023, total deferred financing costs were $1.3 million and $1.5 million, respectively. Amortized debt issuance costs are recorded in interest expense through maturity of the related debt using the straight-line method, which approximates the effective interest method.

Amortization expense was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Amortization expense	$337	$400	$455

$180.0 million Wells Fargo Senior Secured Revolving Credit Facility

On July 20, 2018, AerSale Inc. and other subsidiary borrowers entered in a secured amended and restated Revolving Credit Agreement (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement initially provided for a $110.0 million aggregate amount of revolver commitments subject to borrowing base. The Revolving Credit Agreement included a $10.0 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans”. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes.

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

As of December 31, 2024, the Company had $138.1 million of availability, subject to borrowing base limitations.

The obligations of AerSale, Inc. under the Revolving Credit Agreement are guaranteed by the Company, and other subsidiaries of AerSale, Inc. may be designated as borrowers on a joint and several basis. Such obligations are also secured by substantially all of the assets of the Company.

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of SOFR plus a margin of 2.75%. The applicable interest rate as of December 31, 2024 and 2023, was 7.52% and 7.69%, respectively.

Interest expense on the Revolving Credit Agreement was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Interest expense	$4,849	$733	$2

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of December 31, 2024 and 2023.

$10.0 million Synovus Property and Equipment Revolving Term Loan

On June 30, 2023, the Company entered into a property and equipment revolving term loan (“Synovus Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. This facility became a term loan during quarter ended June 30, 2024, with a maturity date of June 30, 2027. This loan is collateralized by the property and equipment it finances and requires principal and interest payments. The Synovus Equipment Loan bears interest at a rate per annum equal to 7.96%. As of December 31, 2024, there was no outstanding balance on the Synovus Equipment Loan.

The Synovus Equipment Loan bore interest at a rate per annum equal to one-month SOFR plus 3.50%, which was adjusted monthly. The effective rate on this facility was 8.84% as of December 31, 2023. Interest expense on the Equipment Loan was $0.2 million for the year ended December 31, 2024, compared to $0.4 million for the year ended December 31, 2023.

The Synovus Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of December 31, 2023.

$10.0 million CIBC Property and Equipment Revolving Term Loan

On November 22, 2024, the Company entered into a property and equipment revolving term loan (the “CIBC Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Advances made by the lender are convertible into term loans at the option of the lender at a rate of SOFR plus 3.0% and have a maturity date of thirty-six (36) months from the term loan conversion date. Advances under this loan are collateralized by the property and equipment it finances and require interest only payment until converted to a term loan, at which point, principal and interest payments are required. As of December 31, 2024, borrowings under this facility were converted to a term loan maturing on December 23, 2027.

The effective rate on this facility as of December 31, 2024 was 7.37%. For the year ended December 31, 2024, there was no interest expense on the CIBC Equipment Loan. Maturities of the Equipment Loan as of December 31, 2024 are as follows (in thousands):

Year ending December 31:
2025	$605
2026	605
2027	604
Total payments	$1,814

The Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of December 31, 2024.

NOTE M - INCOME TAXES

Income tax (benefit) expense consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2024:
U.S. federal	$(410)	$1,456	$1,046
U.S. state	360	562	922
Foreign	4	14	18
Total income tax (benefit) expense	$(46)	$2,032	$1,986

	Current	Deferred	Total
Year ended December 31, 2023:
U.S. federal	$(1,570)	$(806)	$(2,376)
U.S. state	128	(110)	18
Foreign	242	-	242
Total income tax expense (benefit)	$(1,200)	$(916)	$(2,116)

	Current	Deferred	Total
Year ended December 31, 2022:
U.S. federal	$10,537	$(862)	$9,675
U.S. state	3,015	(405)	2,610
Foreign	2,856	(1,120)	1,736
Total income tax expense (benefit)	$16,408	$(2,387)	$14,021

Tax Rate Reconciliation

The provision for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2024, 2023 and 2022 due to the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Provision for income tax at the federal statutory rate	$1,646	$(1,613)	$12,155
State taxes	846	165	1,959
Permanent differences	(332)	(328)	218
Change in valuation allowance	-	(1,313)	17
Executive compensation	-	3,016	2,562
Return to provision	(91)	151	591
FDII deduction	-	-	(3,014)
R&D credit	(538)	(1,174)	-
Stock-based compensation	467	(1,020)	-
Other	(12)	-	(467)
Total income tax (benefit) expense	$1,986	$(2,116)	$14,021

Significant Components of Deferred Taxes

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	Year ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$2,986	$2,005
Foreign tax credit carryforwards	768	1,109
Inventory basis differences	8,544	9,269
Maintenance deposit payments	10	-
Deferred revenue	420	726
Allowance for doubtful accounts	276	237
Start up costs	566	634
Stock-based compensation	1,003	966
Business interest expense - 163(j) limitation	1,343	-
Accrued expenses	11	22
Section 174 capitalization	4,472	2,971
Lease obligations	8,010	7,010
R&D credit	1,055	434
Other	162	445
Total deferred tax assets	29,626	25,828
Deferred tax liabilities:
Fixed assets	(11,081)	(6,489)
Right-of-use assets	(7,582)	(6,659)
Intangible assets	(792)	(477)
Total deferred tax liabilities	(19,455)	(13,625)
Deferred income taxes, net	$10,171	$12,203

The deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all the deferred assets will not be realized. After considering all of the evidence, both positive and negative, it was determined more likely than not that the Company's net deferred tax asset in the U.S. jurisdiction will be realizable as of December 31, 2024.

At December 31, 2024 and December 31, 2023, the Company had net operating losses available for carry-forward for Federal income tax purposes of approximately $13.8 million and $7.8 million, respectively. These net operating loss carryforwards acquired prior to 2024 will expire on various dates through 2034. Utilization of the net operating loss carryforwards as of December 31, 2024 are subject to annual limitations under Sec. 382 of the Internal Revenue Code. A deferred tax asset has been recorded only for those carryforwards that the Company expects to utilize prior to expiration.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in Ireland. Tax years beginning in 2020 through 2023 are open for examination by the U.S. Internal Revenue Service and tax years beginning in 2019 through 2023 are open for examination by various state taxing jurisdictions in which the Company is subject to tax. Tax years beginning in 2019 through 2023 are open for examination by the Irish taxing authorities.

ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. As of December 31, 2024 and 2023, there was no reserve for uncertain tax positions.

NOTE N - EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share as follows:

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$5,851	$(5,563)	$43,861
Less: change in FV of warrants	-	(2,270)	-
Income (loss) attributable to common stockholders for EPS	$5,851	$(7,833)	$43,861

Weighted-average number of shares outstanding - basic	53,113,508	51,291,424	51,568,436
Additional shares from assumed exercise of warrants	-	166,397	141
Additional shares from assumed stock-settled restricted stock units	245,577	-	1,577,062
Weighted-average number of shares outstanding - diluted	53,359,085	51,457,821	53,145,639

Earnings (loss) per share - basic:	$0.11	$(0.11)	$0.85
Earnings (loss) per share - diluted:	$0.11	$(0.15)	$0.83

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed exercise of Private Warrants	-	-	212,540
Additional shares from assumed stock-settled restricted stock units	-	192,687	-

NOTE O - STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock consist of $0.0001 par value, 200,000,000 shares authorized, of which 53,252,563 and 52,954,430 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.

Effective November 8, 2022, the Board of Directors approved to repurchase, directly from selling stockholders, 1,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $14.8025 per share for a total of $22,203,750.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has registered 6,200,000 shares of common stock issuable under the Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, it will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Company's Compensation Committee. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; interpret and administer the 2020 Plans and any agreements and awards thereunder. Approximately 1,294,229 shares of common stock remain available for future grants.

Restricted stock unit activity under the 2020 Plan for the year ended December 31, 2024 and 2023 was as follows:

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2023	532,399	$14.82
Granted	1,148,201	7.07
Forfeited	(78,986)	14.66
Vested	(221,337)	14.90
Outstanding December 31, 2024	1,380,277	$8.38

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2022	1,374,383	$10.72
Granted	390,887	14.96
Forfeited	(40,516)	14.87
Vested (1)	(1,192,355)	11.14
Outstanding December 31, 2023	532,399	$14.82

(1)	Includes 1,063,333 performance units that vested at the 200% vesting target effective December 22, 2023, for which 526,888 shares of common stock underlying vested RSUs were withheld to cover tax obligations. The shares withheld are again available for issuance under the plan.

For the restricted stock unit awards granted under the 2020 Plan containing both service and performance conditions, the Company recognizes compensation expense when the awards are considered probable of vesting. Restricted stock units are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employee have been established. The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of vesting restricted share awards granted with future performance conditions is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

As of December 31, 2024, the Company’s restricted stock units include 726,109 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones ranging from 50% to 200% vesting targets, while the remaining 654,168 awards vest over a period ranging from one to three years.

For the year ended December 31, 2024, the Company did not recognize share-based compensation expense for the performance-based awards given that the achievement of the performance milestones have been deemed not probable for accounting purposes. For the years ended December 31, 2023 and 2022, the Company recognized share-based compensation expense for certain performance-based awards of $7.9 million and $14.2 million, respectively, given that the achievement of the performance milestones at the 200% vesting target was deemed probable for accounting purposes.

Stock Options

Stock options granted under the 2020 Plan have exercise terms of 10 years and vest in equal installments of one-third of the total number of options granted on each of the first three anniversaries from the grant date beginning one year after the date of grant, and are assigned an exercise price equal to the closing stock price on the day prior to the date of grant. Options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Except for qualifying retirement after the nine-month anniversary of the grant date, any portion of the grant that has not vested will be forfeited upon termination of employment

Under the 2020 Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, or benchmark companies when the option exercise period exceeds period for which stock data is available for the Company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The assumptions used in the Black-Scholes option-pricing model for options granted in 2024 are as follows:

	Grant Date	Grant Date
	June 7, 2024	July 1, 2024
Risk-free interest rate	4.42%	4.44%
Expected volatility of common stock	50.04%	50.03%
Dividend yield	-	-
Expected option term in years	6.0	6.0
Grant-date fair value (per share)	$ 3.73	$ 3.46

Stock option activity under the 2020 Plan for the year ended December 31, 2024 was as follows:

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2023	-	$-	-	-
Granted	646,301	7.02	9.44	-
Forfeited	-	-	-	-
Vested	-	-	-	-
Outstanding December 31, 2024	646,301	$7.02	9.44

Exercisable	-	$-	-	-

(1)	Total shares valued at the market price of the underlying stock as of December 31, 2024 less the exercise price.

As of December 31, 2024, the unrecognized compensation costs related to these awards was $1.6 million. The Company expects to recognize those costs over a weighted average period of 1.6 years. The total grant date fair value of stock options awarded during the year ended December 31, 2024 was $2.4 million.

2020 Employee Stock Purchase Plan

The Company also maintains a 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. For the years ended December 31, 2024 and 2023, the Company issued 89,923 and 45,755 shares, respectively, pursuant to the ESPP and 317,596 shares remain available for future issuance.

NOTE P - BUSINESS SEGMENTS

The Chairman and Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). We report operational data to our CODM at the segment level, which he uses to evaluate performance and allocate resources based on gross profit and income from operations by segment. While the Company believes there are synergies between the two business segments, they are managed separately because they have different risks and opportunities. The two reportable segments are:

●	Asset Management Solutions-comprised of activities to extract value from strategic asset acquisitions through leasing, trading, or disassembling for product sales

●	TechOps - comprised of MRO activities; and product sales of internally developed engineered solutions and other serviceable products.

The Asset Management Solutions segment provides leasing solutions of Flight Equipment to passenger and cargo operators worldwide. Assets considered to be at or near the end of their useful lives, supplied by our leasing portfolio or acquisitions, are analyzed for return maximization to assess whether they will be sold as whole assets or disassembled and sold as individual spare parts and components.

The TechOps segment consists of aftermarket support and services businesses that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, cargo conversions of wide-body aircraft, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenue consist of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges for operators. In order to develop these products, we engage in research and development activities. Our TechOps division will engage in the repair and sale of used serviceable materials through their ability to overhaul existing inventory.

The accounting policies for the segments are the same as those described in Note B. Our reportable segments are aligned principally around the differences in products and services. Gross Profit is calculated by subtracting cost of sales from revenue; income from operations is calculated by subtracting unapplied operating expenses and selling, general and administrative expenses. The assets and certain expenses related to corporate activities are not allocated to the segments. The segment reporting excludes the allocation of interest expense, interest income, other income (expense), net, change in fair value of warrant liability and income tax expense (benefit).

Selected financial information for each segment is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenue
Asset Management Solutions
Aircraft	$41,749	$80,877	$101,511
Engine	173,718	134,290	176,096
	215,467	215,167	277,607
TechOps
MRO services	107,970	102,535	95,258
Product sales	21,629	16,583	11,942
Whole asset sales	-	218	23,737
	129,599	119,336	130,937
Total	$345,066	$334,503	$408,544

	Year ended December 31,
	2024	2023	2022
Cost of sales and operating expenses
Asset Management Solutions
Aircraft	$27,223	$58,138	$65,355
Engine	105,803	89,374	94,021
	133,026	147,512	159,376
TechOps
MRO services	91,510	82,107	74,147
Product sales	16,594	12,822	7,545
Whole asset sales	-	(359)	16,082
	108,104	94,570	97,774
Total	$241,130	$242,082	$257,150

	Year ended December 31,
	2024	2023	2022
Gross profit
Asset Management Solutions
Aircraft	$14,526	$22,739	$36,156
Engine	67,915	44,916	82,075
	82,441	67,655	118,231
TechOps
MRO services	16,460	20,428	21,111
Product sales	5,035	3,761	4,397
Whole asset sales	-	577	7,655
	21,495	24,766	33,163
Total	$103,936	$92,421	$151,394

The following table reconciles segment gross profit to income (loss) before income tax provision:

	Year ended December 31,
	2024			2023			2022
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$82,441	$21,495	$103,936	$67,655	$24,766	92,421	$118,231	$33,163	$151,394
Operating expenses	(11,870)	(10,933)	(22,803)	(15,588)	(11,341)	(26,929)	(12,480)	(9,694)	(22,174)
Selling, general and administrative expenses	(15,567)	(18,884)	(34,451)	(15,362)	(16,956)	(32,318)	(16,619)	(20,018)	(36,637)
Segment income (loss) from operations	55,004	(8,322)	46,682	36,705	(3,531)	33,174	89,132	3,451	92,583
Other corporate expenses (1)			(36,938)			(43,944)			(37,537)
Income (loss) from operations			9,744			(10,770)			55,046
Other (expenses) income:
Interest (expense) income, net			(5,703)			155			1,093
Other income, net			1,495			666			2,268
Change in fair value of warrant liability			2,301			2,270			(525)
Income (loss) before income tax provision			$7,837			$(7,679)			$57,882

(1)	Other corporate expenses include other unapplied payroll expenses and benefits, telecommunications and IT support, professional fees, office rent, and depreciation, among others.

	Year ended December 31,
	2024	2023
Total Assets
Asset Management Solutions	$383,336	$372,326
TechOps	205,655	163,883
Corporate	15,732	17,729
	$604,723	$553,938

	Year ended December 31,
	2024	2023	2022

Total Depreciation and Amortization Expense
Asset Management Solutions	$9,909	$6,043	$7,807
TechOps	5,042	3,549	2,609
Corporate	1,097	867	568
	$16,048	$10,459	$10,984
Total Capital Expenditures
Asset Management Solutions	$15,350	$488	$8,288
TechOps	11,755	9,206	6,078
Corporate	1,925	1,665	1,229
	$29,030	$11,359	$15,595

The following table presents revenue based on the customers’ geographic location and long-lived assets located in the United States, our country of domicile, for the years ended December 31 (in thousands):

	Year ended December 31,
Revenue	2024	2023	2022
Domestic	$215,198	$145,076	$169,878
Foreign	129,868	189,427	238,666
Total revenue	$345,066	$334,503	$408,544

	Year ended December 31,
Long-lived assets	2024	2023
Domestic	$130,086	$96,013
Foreign	14,482	-
Total long-lived assets	$144,568	$96,013

For the year ended December 31, 2024, the Company had one customer from which revenue generated exceeded 10% of total sales. Total sales to this customer amounted to $50.9 million, of which $33.5 million was included in TechOps segment and $17.4 million was included in the Asset Management Solutions segment. As of December 31, 2023, the Company had two customers from which revenue generated exceeded 10% of total sales. Total sales to these customers amounted to $82.2 million, of which $35.7 million was included in TechOps segment and $46.5 million was included in the Asset Management Solutions segment.

Intersegment sales includes amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Asset Management Solutions	$828	$1,599	$4,978
TechOps	11,921	21,359	22,783
Total intersegment revenue	$12,749	$22,958	$27,761

NOTE Q - LEASES

The Company leases facilities, offices, and equipment. The Company evaluates whether a contractual arrangement that provides it with control over the use of an asset is a lease. The right-of-use (“ROU”) asset and related operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the term of the lease. The implicit rate of our lease arrangements is not readily determinable nor is it disclosed by our lessors; therefore, the Company uses its incremental borrowing rate based on information available at the lease commencement date to discount the lease payments. The Company classifies a lease as operating or finance using the classification criteria set forth in ASC Topic 842. Some of our leases are non-cancellable and may include renewal or termination options. Renewal or termination options that are reasonably certain to be exercised are included in the determination of the term of a lease.

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

The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Operating lease cost	$6,763	$7,001	$5,005
Short-term lease cost	1,139	392	170
Variable lease cost	869	397	1,071
	$8,771	$7,790	$6,246

Our operating leases expire at various dates through 2035. Maturities of our operating lease payments as of December 31, 2024 are as follows (in thousands):

Operating
Leases
Year ending December 31:
2025	$6,557
2026	6,247
2027	5,544
2028	5,354
2029	4,407
Thereafter	17,577
Total undiscounted payments	45,686
Less: imputed interest	(10,765)
Present value of minimum lease payments	34,921
Less: Operating lease liabilities - current	(4,356)
Operating lease liabilities - non-current	$30,565

Our weighted-average remaining lease term and weighted-average discount rate are as follows:

	2024	2023
Remaining lease term (years)	7.80	7.13
Discount Rate	6.83%	6.34%

Supplemental cash flow information related to leases were as follows (in thousands):

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	4,498	4,700
Operating lease liabilities arising from obtaining ROU assets	10,449	961

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

Litigation

The Company could be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named as a defendant, and, for insurable losses, maintain levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of existing insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigation, if any, in which the Company is involved will materially affect the Company’s consolidated financial condition or results of operations.

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

	Year ended December 31,
	2024	2023	2022
Nondiscretionary contributions	$1,564	$1,495	$1,250

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management Report on Internal Control Over Financial Reporting

Management of AerSale Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems which are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Grant Thornton LLP, an independent registered public accounting firm, has audited our internal controls over financial reporting, and has issued a report on the effectiveness of our internal control over financial reporting. Their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AerSale Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of AerSale Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 10, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Miami, Florida

March 10, 2025

ITEM 9B          OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, no director or officer adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined under Item 408 of Regulation S-K).

ITEM 9C          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11          EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2024:

	Number of Securities to		Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise		Exercise Price of	Available for Future
	of Outstanding Options,		Outstanding Options,	Issuance Under Equity
Plan Category:	Warrants, and Rights		Warrants, and Rights	Compensation Plans
Equity compensation plans approved by security holders (1)	2,026,578	(2)	7.95	1,611,825	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	2,026,578		7.95	1,611,825

(1)	Consists of the AerSale Corporation 2020 Equity Incentive Plan, as amended (the “2020 Plan”), and the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”).
(2)	All outstanding awards represent shares issuable pursuant to the 2020 Plan.
(3)	Under the 2020 Plan, a total of 1,294,229 shares were available for issuance in the form of restricted stock, restricted stock units, stock options, or other stock-based or cash-based awards as of December 31, 2024, excluding shares to be issued under outstanding equity awards. Under the ESPP, a total of 317,596 shares were available for issuance as of December 31, 2024.

The remainder of the response to this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 14          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of AerSale Corporation, dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
4.5	Description of the Registrant’s Securities	10-K	001-38801	4.4	3/15/2022
10.1	Amended and Restated Registration Rights Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation, Monocle Partners, LLC, Cowen Investments II LLC, C. Robert Kehler, Donald W. Manvel, John C. Pescatore, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Parts Coinvest LLC., Florida Growth Fund LLC, Enarey, LP and ThoughtValley Limited Partnership.	8-K	001-38801	10.7	12/23/2020
10.2#	Executive Offer Letter between AerSale Inc. and Nicolas Finazzo	10-K	001-38801	10.10	03/16/2021
10.3#	Executive Offer Letter between AerSale Inc. and Martin Garmendia					*
10.4#	Executive Offer Letter between AerSale Inc. and Basil Barimo					*
10.5#	Executive Offer Letter between AerSale Inc. and Gary Jones					*
10.6#	Executive Offer Letter between AerSale Inc. and Iso Nezaj					*
10.7#	Executive Offer Letter between AerSale Inc. and Craig Wright					*
10.8#	Amended and Restated AerSale Corp. Stock Appreciation Rights Plan.	S-4/A	333-235766	10.8	02/14/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.9#	AerSale Corporation Severance Plan.					*
10.10#	AerSale Corporation 2020 Equity Incentive Plan.	S-4/A	333-235766	10.1	10/14/2020
10.11#	Forms of award agreements under the AerSale Corporation 2020 Equity Incentive Plan	S-8	333-253424	99.2	02/24/2021
10.12#	AerSale Corporation 2020 Employee Stock Purchase Plan.	S-4/A	333-235766	10.11	10/14/2020
10.13	Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Aersale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.22	03/16/2021
10.14	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 8, 2020, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.23	03/16/2021
10.15	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 12, 2021, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent and lender, AerSale Ireland 1 Limited, as new borrower and AerSale Corporation and Monocle Parent LLC, as guarantors.	10-K	001-38801	10.24	03/16/2021
10.16#	AerSale Corporation Amended and Restated Non-Employee Director Policy	10-K	001-38801	10.25	08/09/2022
10.17#	Form of Restricted Stock Unit Grant Notice under the AerSale Corporation 2020 Equity Incentive Plan (Non-Employee Directors).	10-K	001-38801	10.26	08/09/2022
10.18#	AerSale Corporation Second Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-388801	10.22	08/09/2023

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.19	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 9, 2023, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, and Wells Fargo Bank, National Association, as administrative agent and lender	10-Q	001-38801	10.23	08/09/2023
10.20	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of July 25, 2023, by and among the Company, the lenders and other parties from time to time party thereto, Synovus Bank, as documentation agent, and Wells Fargo Bank, National Administration, as administrative agent and collateral agent.	8-K	001-38801	1.1	08/10/2023
10.21#	First Amendment to the AerSale Corporation 2020 Equity Incentive Plan	S-8	333-274663	99.2	09/22/2023
10.22#	Form of Restricted Stock Award Agreement under the Incentive Compensation Plan	10-Q	001-38801	10.1	08/07/2024
10.23#	Form of Nonqualified Stock Option Award Agreement	10-Q	001-38801	10.2	08/07/2024
10.24#	Form of Restricted Performance Unit Award Agreement	10-Q	001-38801	10.3	08/07/2024
10.25	Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of October 24, 2024, by and among the Company, the lenders party thereto, Synovus Bank, as documentation agent, and Wells Fargo Bank, National Administration, as administrative agent and collateral agent.	8-K	001-38801	1.1	10/25/2024
10.26#	Executive Offer Letter between AerSale Inc. and Ben Tschirhart					*
10.27#	Executive Offer Letter between AerSale Inc. and James Fry					*
10.28#	Executive Offer Letter between AerSale Inc. and Enrique Pizzi					*
19.1	AerSale Corporation First Amended and Restated Insider Trading Compliance Policy					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
21.1	List of Subsidiaries.					*
23.1	Consent of Grant Thornton LLP.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	AerSale Corporation Clawback Policy	10-K	001-38801	97.1	3/8/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Denotes a management contract or compensation plan or arrangement
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

2
AerSale Corporation

Date: March 10, 2025	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicolas Finazzo	Chairman, Chief Executive Officer, and Director	March 10, 2025
Nicolas Finazzo	(Principal Executive Officer)

/s/ Martin Garmendia	Chief Financial Officer and Treasurer	March 10, 2025
Martin Garmendia	(Principal Financial and Accounting Officer)

/s/ Robert B. Nichols	Director	March 10, 2025
Robert B. Nichols

/s/ Jonathan Seiffer	Director	March 10, 2025
Jonathan Seiffer

/s/ General C. Robert Kehler	Director	March 10, 2025
General C. Robert Kehler

/s/ Peter Nolan	Director	March 10, 2025
Peter Nolan

/s/ Andrew Levy	Director	March 10, 2025
Andrew Levy

/s/ Lt. General Judith A. Fedder	Director	March 10, 2025
Lt. General Judith A. Fedder