Form 10-Q
period 2025-03-31
AerSale Corp
filed 2025-05-08
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of registrant’s common stock outstanding as of May 5, 2025 was 46,862,040.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Quarterly Report”) contains forward-looking statements. We intend such forward- looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may constitute forward-looking statements, and include, but are not limited to, changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; the sufficiency of our liquidity; our recovery of insurance proceeds for casualty losses; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward- looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: disruptions in supply chain, including the inability to obtain certain components and raw materials from suppliers; factors that adversely impact the commercial aviation industry; the fluctuating market value of our aviation products; our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults; success at our maintenance, repair and overhaul (“MRO”) facilities is dependent upon continued outsourcing by airlines; shortage of skilled personnel or work stoppages; the highly competitive nature of the markets in which we operate; risks associated with our international operations; risks from business acquisitions and integration of new businesses acquired; the unique risks we encounter by supplying equipment and services to the U.S. government; further consolidation of customers and suppliers in our markets; cyber or other security threats or disruptions; the significant capital expenditures that may be required to keep pace with technological developments in our industry; lack of ownership of certain intellectual property and tooling that is important to our business; litigation to protect our intellectual property; our dependence on our facilities, which are subject to physical and other risks that could disrupt production; risks from any improper conduct by our employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate; loss of services from key employees; the failure of our subcontractors to perform their contractual obligations; impacts from future outbreaks and infectious diseases on flight activity, demand for MRO and leasing services, our business partners or customers, and the related macro environment; our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us; our failure to comply with the covenants in the documents governing our existing indebtedness; limitations of our current and future operations from restrictive covenants contained in documents governing our existing and future indebtedness; unanticipated changes in our tax provision; possible goodwill and intangible asset impairments; changes in interest rates, foreign currency exchange rates and swap counterparty risks; we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation; compliance with U.S. and other anti-corruption laws, enhanced tariffs, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims, and claims not adequately covered by insurance; the liens of Flight Equipment could exceed the value of such Flight Equipment; the risk that our leased aircraft engines are deemed accessions to the aircraft and our ability to repossess an engine is impaired; product and other liability claims not covered by insurance; the extensive environmental requirements with which we must comply; global climate change, or by legal, regulatory or market responses to such change; volatility in our stock price and the risk that a liquid trading market does not continue; lack of analyst coverage for our common stock; depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur; the fact that we do not intend to pay dividends on our common stock for the foreseeable future; insolvency of our customers; the adverse effect of negative economic conditions and other factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 11, 2025.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking

i

statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward- looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Unless otherwise stated or the context otherwise requires, references in this Quarterly Report to the “Company,” “AerSale,” “we,” “us,” “our” and similar terms refer to AerSale Corporation and its consolidated subsidiaries.

ii

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(Unaudited)

	March 31,	December 31,
	2025	2024
Current assets:
Cash and cash equivalents	$4,691	$4,698
Accounts receivable, net of allowance for credit losses of $1,173 as of March 31, 2025 and December 31, 2024	39,867	34,646
Income tax receivable	2,233	1,994
Inventory:
Aircraft, airframes, engines, and parts, net	265,617	224,832
Advance vendor payments	6,696	6,803
Deposits, prepaid expenses, and other current assets	10,184	11,057
Total current assets	329,288	284,030
Fixed assets:
Aircraft and engines held for lease, net	69,490	67,847
Property and equipment, net	37,423	36,331
Inventory:
Aircraft, airframes, engines, and parts, net	125,545	130,958
Operating lease right-of-use assets	31,935	33,105
Deferred income taxes	10,574	10,171
Deferred financing costs, net	1,320	1,296
Other assets	630	595
Goodwill	19,860	19,860
Other intangible assets, net	19,988	20,530
Total assets	$646,053	$604,723

Current liabilities:
Accounts payable	$27,537	$34,184
Accrued expenses	7,471	7,400
Lessee and customer purchase deposits	2,735	1,734
Current operating lease liabilities	4,451	4,356
Current portion of long-term debt	825	605
Deferred revenue	924	1,781
Deferred insurance proceeds	28,610	24,910
Total current liabilities	72,553	74,970
Revolving credit facility	133,078	39,235
Long-term debt	1,058	1,209
Long-term lease deposits	3,237	2,987
Long-term operating lease liabilities	29,353	30,565
Maintenance deposit payments and other liabilities	174	52
Warrant liability	142	85
Total liabilities	239,595	149,103
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 46,860,066 and 53,252,563 shares as of March 31, 2025 and December 31, 2024	5	5
Additional paid-in capital	272,608	316,493
Retained earnings	133,845	139,122
Total stockholders' equity	406,458	455,620
Total liabilities and stockholders’ equity	$646,053	$604,723

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months ended March 31,
	2025	2024
Revenue:
Products	$37,122	$61,610
Leasing	7,501	3,082
Services	21,153	25,848
Total revenue	65,776	90,540
Cost of sales and operating expenses:
Cost of products	27,639	39,619
Cost of leasing	3,008	1,193
Cost of services	17,164	20,932
Total cost of sales	47,811	61,744
Gross profit	17,965	28,796
Selling, general and administrative expenses	24,612	24,133
(Loss) income from operations	(6,647)	4,663
Other income (expense):
Interest expense, net	(1,181)	(935)
Other income, net	1,888	169
Change in fair value of warrant liability	(57)	1,979
Total other income, net	650	1,213
(Loss) income before income tax provision	(5,997)	5,876
Income tax benefit	720	401
Net (loss) income	$(5,277)	$6,277

(Loss) earnings per share:
Basic	$(0.10)	$0.12
Diluted	$(0.10)	$0.12
Weighted average shares outstanding:
Basic	52,338,258	52,991,506
Diluted	52,338,258	53,247,979

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2025 and 2024

(in thousands, except share data)

(Unaudited)

							Total
	Common stock		Additional	Retained	Shares of	Treasury Stock,	stockholders’
	Amount	Shares	paid-in capital	earnings	Treasury Stock	at cost	equity
Balance at December 31, 2024	$5	53,252,563	$316,493	$139,122	-	$-	$455,620
Share-based compensation	-	-	1,160	-	-	-	1,160
Shares issued under the 2020 Equity Incentive Plan	0	36,074	-	-	-	-	0
Purchase of treasury stock	-	-	-	-	6,428,571	(45,000)	(45,000)
Retirement of treasury stock	0	(6,428,571)	(45,000)	-	(6,428,571)	45,000	0
Shares surrendered for tax withholdings on equity awards	-	-	(45)	-	-	-	(45)
Net loss	-	-	-	(5,277)	-	-	(5,277)
Balance at March 31, 2025	$5	46,860,066	$272,608	$133,845	-	$-	$406,458

							Total
	Common stock		Additional	Retained	Shares of	Treasury Stock,	stockholders’
	Amount	Shares	paid-in capital	earnings	Treasury Stock	at cost	equity
Balance at December 31, 2023	$5	52,954,430	$311,739	$133,271	-	$-	$445,015
Share-based compensation	-	-	799	-	-	-	799
Shares issued under the 2020 Equity Incentive Plan	0	54,596	-	-	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(108)	-	-	-	(108)
Net income	-	-	-	6,277	-	-	6,277
Balance at March 31, 2024	$5	53,009,026	$312,430	$139,548	-	-	$451,983

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(5,277)	$6,277
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	4,943	2,779
Amortization of debt issuance costs	90	82
Amortization of operating lease assets	53	40
Inventory reserve	829	504
Deferred income taxes	(403)	(703)
Change in fair value of warrant liability	57	(1,979)
Share-based compensation	1,160	799
Changes in operating assets and liabilities:
Accounts receivable	(5,221)	1,182
Income tax receivable	(239)	-
Inventory	(39,709)	(23,961)
Deposits, prepaid expenses, and other current assets	873	(332)
Other assets	(35)	-
Advance vendor payments	107	(1,803)
Accounts payable	(6,647)	(3,619)
Accrued expenses	(18)	914
Deferred revenue	(857)	(989)
Lessee and customer purchase deposits	1,251	(662)
Deferred insurance proceeds	3,700	-
Other liabilities	122	(2)
Net cash used in operating activities	(45,221)	(21,473)
Cash flows from investing activities:
Proceeds from sale of assets	-	3,800
Acquisition of aircraft and engines held for lease, including capitalized cost	(1,128)	-
Purchase of property and equipment	(2,411)	(3,574)
Net cash (used in) provided by investing activities	(3,539)	226
Cash flows from financing activities:
Proceeds from long-term debt	220	-
Repayments of long-term debt	(151)	(4,000)
Proceeds from revolving credit facility	148,943	61,600
Repayments of revolving credit facility	(55,100)	(39,481)
Payments of debt issuance costs	(114)	-
Purchase of treasury stock	(45,000)	-
Taxes paid related to net share settlement of equity awards	(45)	(108)
Net cash provided by financing activities	48,753	18,011

Decrease in cash and cash equivalents	(7)	(3,236)
Cash and cash equivalents, beginning of period	4,698	5,873
Cash and cash equivalents, end of period	$4,691	$2,637

Supplemental disclosure of cash activities
Income tax (refunds) payments, net	$(191)	$3
Interest paid	$1,063	$925
Supplemental disclosure of noncash investing activities
Reclassification of aircraft and aircraft engines inventory to (from) aircraft and engine held for lease, net	$3,509	$(2,020)

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2025

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. Although these interim condensed consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Products Revenue — Whole Asset Sales

Revenue from whole asset sales is measured based on consideration specified in the contract with the customer. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, condition of the whole asset, bill of sale and the assignment of rights and warranties from the Company to the customer. The Company has identified the transfer of the whole asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of whole assets) and is explicitly stated in each contract. Whole asset sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer is the date the customer obtains control over the asset and would result in the revenue recognition. Payment is required in full upon customers’ acceptance of the whole asset on the date of the transfer, unless the Company extends credit terms to customers it deems creditworthy.

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

New Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes Topic 740: Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments in ASU 2023-09 were adopted by the Company as of January 1, 2025. The Company’s results of operations, cash flows, and financial condition were not impacted by the adoption of this ASU.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires public entities to disclose, in a tabular presentation, the following expense items: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses, as well as other types of expenses when applicable. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosure.

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

Contract assets are as follows (in thousands):

	March 31, 2025	December 31, 2024	Change
Contract assets	$3,689	$6,166	$(2,477)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our condensed consolidated balance sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our condensed consolidated balance sheets and amounted to $1.8 million as of December 31, 2024, of which $0.7 million was related to contract liabilities for services to be performed. For the three months ended March 31, 2025, the Company recognized as revenue $0.6 million of contract liabilities included in the deferred revenue beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months ended March 31,
	2025
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$29,962	$3,037	$32,999
Whole asset sales	1,750	-	1,750
Engineered solutions	-	2,373	2,373
Total products	31,712	5,410	37,122
Leasing	7,501	-	7,501
Services	-	21,153	21,153
Total revenue	$39,213	$26,563	$65,776

	Three Months ended March 31,
	2024
	Asset Management
	Solutions	TechOps	Total Revenues
USM	$17,532	$5,375	$22,907
Whole asset sales	38,648	-	38,648
Engineered solutions	-	55	55
Total products	56,180	5,430	61,610
Leasing	3,082	-	3,082
Services	-	25,848	25,848
Total revenue	$59,262	$31,278	$90,540

NOTE D — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	March 31, 2025	December 31, 2024
USM	$136,640	$118,025
Whole assets	149,719	141,770
Work-in-process	28,003	27,358
MRO and engineered solutions	76,800	68,637
	$391,162	355,790
Less short term	(265,617)	(224,832)
Long term	$125,545	$130,958

The Company recorded inventory scrap loss reserves of $0.8 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. Additions to inventory reserves are included in cost of products in the accompanying condensed consolidated statements of operations.

Our allocation of inventory between short term and long term reflects the inventory’s operating cycle, which is longer than one year due to teardown and repair lead times. Inventory expected to be monetized within 18 months, along with work-in-process and inventory used in MRO activities, is reported under current assets.

In April 2024, one of the Company’s leased secondary parts warehouses in Roswell, New Mexico, was destroyed by a fire. Inside the warehouse were various aircraft parts typically sold by the Company as USM. The Company carries insurance covering these parts, with a limit of $100 million and $10,000 deductible. The Company filed a claim for the replacement value of the inventory that was destroyed or rendered not sellable by the fire in the amount of $67.6 million.

The cost basis of the destroyed inventory was $6.0 million. As of March 31, 2025, the Company has collected approximately $34.6 million from insurance companies in connection with this claim, of which $3.7 million was collected during the three months ended March 31, 2025. The recognition of any gain on insurance proceeds exceeding the related loss has been deferred until the claim is fully settled with the insurers. The deferred gain in the amount of $28.6 million as of March 31, 2025 is presented under deferred insurance proceeds in the condensed consolidated balance sheets.

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

The Company’s goodwill and intangible assets as defined by ASC 350 are related to its acquired subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT” or “AerSale AeroStructures – Miami”), which are included in the TechOps segment, as well as Qwest Air Parts (“Qwest”), which is included under the Asset Management Solutions segment. See Note L for information about our business segments.

Goodwill and other intangibles assets, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Net book value of intangible assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	March 31, 2025	December 31, 2024
Qwest:
Customer relationships	10	$3,947	$4,187
ALGS:
Customer relationships	10	5	10
ACS:
Customer relationships	10	770	823
ACT:
Customer relationships	10	4,277	4,505
AerSale:
AerAware Flight manuals	10	659	675
Total intangible assets with definite lives, net		$9,658	$10,200

Total amortization expense amounted to $0.5 million for the three months ended March 31, 2025 and 2024. Accumulated amortization amounted to $12.0 million and $11.5 million as of March 31, 2025 and December 31, 2024, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE F — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	March 31, 2025	December 31, 2024
Tooling and equipment	5 – 15	$17,681	$17,481
Furniture and other equipment	3 – 15	14,220	13,985
Computer software	3 – 5	2,555	2,555
Leasehold improvements	2 – 15	26,263	25,527
Flight equipment held for R&D	2 – 8	9,608	8,383
		70,327	67,931
Less accumulated depreciation		(32,904)	(31,600)
		$37,423	$36,331

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.4 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE G — LEASE RENTAL REVENUES AND AIRCRAFT AND ENGINES HELD FOR LEASE, NET

Aircraft and engines held for operating leases, net, as of the below dates consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Aircraft and engines held for lease	$100,691	$96,910
Less accumulated depreciation	(31,201)	(29,063)
	$69,490	$67,847

Total depreciation expense amounted to $3.0 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively, and is included in cost of leasing in the condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $3.5 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.

The Company’s current operating lease agreements for leased Flight Equipment expire over the next five years. The amounts in the following table are based upon the assumption that Flight Equipment under operating leases will remain leased for the length of time specified by the respective lease agreements. Minimum future annual lease rentals contracted to be received under existing operating leases of Flight Equipment were as follows (in thousands):

Year ending December 31:
Remaining nine months of 2025	$23,887
2026	25,267
2027	15,360
2028	5,033
2029	2,335
Thereafter	2,200
Total minimum lease payments	$74,082

NOTE H — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and related benefits	$2,982	$3,457
Accrued legal fees	1,202	741
Commission fee accrual	750	758
Accrued federal, state and local taxes and fees	135	120
Other	2,402	2,324
	$7,471	$7,400

NOTE I – WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding as of March 31, 2025 and December 31, 2024. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The outstanding Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815 – Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's condensed consolidated statements of operations. The fair value of the Private Warrants is determined using the Black-Scholes option pricing model. The following table represents the assumptions used in determining the fair value of the Private Warrants as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.96%	4.38%
Expected volatility of common stock	42.71%	41.71%
Expected option term in years	0.7	1.0

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

NOTE J – FINANCING ARRANGEMENTS

Outstanding debt obligations as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement	$133,078	$39,235
$10.0 million CIBC Property and Equipment Revolving Term Loan	1,883	1,814
Total	134,961	41,049
Less current portion	(825)	(605)
Total long-term portion	$134,136	$40,444

Total deferred financing costs were $1.3 million as of March 31, 2025 and December 31, 2024. Amortized debt issuance costs are recorded in interest expense through maturity of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense amounted to $0.1 million for the three months ended March 31, 2025 and 2024.

$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement

On July 20, 2018, AerSale, Inc. and other subsidiary borrowers thereto entered in a secured amended and restated revolving credit agreement (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a $180.0 million aggregate amount of revolver commitments subject to borrowing base limitations and is expandable to $200.0 million, subject to borrowing base limitations. The Revolving Credit Agreement matures on July 24, 2028.

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.5%. The interest rate as of March 31, 2025 was 7.24%. Interest expense on the Revolving Credit Agreement was $1.0 million for the three months ended March 31, 2025.

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company and the borrowers with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company and borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of March 31, 2025 and December 31, 2024.

$10.0 million CIBC Property and Equipment Revolving Term Loan

On November 22, 2024, the Company entered into a property and equipment revolving term loan (the “CIBC Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Advances made by the lender are convertible into term loans at the option of the lender at a rate of SOFR plus 3.0% and have a maturity date of thirty-six (36) months from the term loan conversion date. Advances under this loan are collateralized by the property and equipment it finances and require interest only payment until converted to a term loan, at which point, principal and interest payments are required. As of December 31, 2024, borrowings under this facility were converted to a term loan maturing on December 23, 2027. During the three months ended March 31, 2025, the Company borrowed an additional $0.2 million under this facility, which has not been converted to a term loan as of March 31, 2025.

The CIBC Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of March 31, 2025.

The effective rate on this facility as of March 31, 2025 was 7.89%. Maturities of the CIBC Equipment Loan as of March 31, 2025 are as follows (in thousands):

Year ending December 31:
Remaining nine months of 2025	$674
2026	605
2027	604
Total payments	$1,883

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months ended March 31,
	2025	2024
Net (loss) income	$(5,277)	$6,277

Weighted-average number of shares outstanding - basic	52,338,258	52,991,506
Additional shares from assumed stock-settled restricted stock units	-	247,438
Additional shares from assumed issuance under the Employee Stock Purchase Plan	-	9,035
Weighted-average number of shares outstanding - diluted	52,338,258	53,247,979

(Loss) earnings per share – basic:	$(0.10)	$0.12
(Loss) earnings per share – diluted:	$(0.10)	$0.12

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed stock-settled restricted stock units	362,414	-
Additional shares from assumed issuance under the Employee Stock Purchase Plan	4,667	-

NOTE L — BUSINESS SEGMENTS

Our Chairman and Chief Executive Officer is our Chief Operating and Decision Maker (“CODM”). We report operational data to our CODM at the segment level, which the CODM uses to evaluate performance and allocate resources based on gross profit and income (loss) from operations by segment. While the Company believes there are synergies between the two business segments, they are managed separately because they have different risks and opportunities. The two reportable segments are:

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

The TechOps segment consists of aviation maintenance and services business that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, aircraft cargo conversions, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenue consist of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges. In order to develop these products, we engage in research and development activities. Our TechOps division will engage in the repair and sale of used serviceable materials through its ability to overhaul existing inventory.

The accounting policies for the segments are the same as those described in Note B. Our reportable segments are aligned principally around the differences in products and services. Gross Profit is calculated by subtracting cost of sales from revenue; income (loss) from operations is calculated by subtracting unapplied operating expenses and selling, general and administrative expenses. The assets and certain expenses related to corporate activities are not allocated to the segments. The segment reporting excludes the allocation of interest expense, interest income, other income (expense), net, change in fair value of warrant liability and income tax expense (benefit).

Selected financial information for each segment is as follows (in thousands):

	Three Months ended March 31,
	2025	2024
Revenue
Asset Management Solutions
Aircraft	$7,350	$16,338
Engine	31,863	42,924
	39,213	59,262
TechOps
MRO services	21,153	25,848
Product sales	5,410	5,430
	26,563	31,278
Total	$65,776	$90,540

	Three Months ended March 31,
	2025	2024
Cost of sales and operating expenses
Asset Management Solutions
Aircraft	$5,774	$11,501
Engine	21,390	25,109
	27,164	36,610
TechOps
MRO services	17,164	20,932
Product sales	3,483	4,202
	20,647	25,134
Total	$47,811	$61,744

	Three Months ended March 31,
	2025	2024
Gross profit
Asset Management Solutions
Aircraft	$1,576	$4,837
Engine	10,473	17,815
	12,049	22,652
TechOps
MRO services	3,989	4,916
Product sales	1,927	1,228
	5,916	6,144
Total	$17,965	$28,796

The following table reports segment operating income (loss) and reconciles (loss) income from operations to (loss) income before income tax provision for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months ended March 31, 2025			Three Months ended March 31, 2024
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$12,049	$5,916	$17,965	$22,652	$6,144	$28,796
Operating expenses	(3,650)	(2,092)	(5,742)	(3,275)	(2,887)	(6,162)
Selling, general and administrative expenses	(3,736)	(5,046)	(8,782)	(3,663)	(5,167)	(8,830)
Segment income (loss) from operations	$4,663	$(1,222)	$3,441	$15,714	$(1,910)	$13,804
Other corporate expenses (1)			(10,088)			(9,141)
(Loss) income from operations			(6,647)			4,663
Other (expenses) income:
Interest expense, net			(1,181)			(935)
Other income, net			1,888			169
Change in fair value of warrant liability			(57)			1,979
(Loss) income before income tax provision			$(5,997)			$5,876

(1)Other corporate expenses include other unapplied payroll expenses and benefits, telecommunications and IT support, professional fees, office rent, and depreciation, among others.

	March 31,	December 31,
	2025	2024
Total Assets
Asset Management Solutions	$424,925	$383,336
TechOps	207,188	205,655
Corporate	13,940	15,732
	$646,053	$604,723

	Three Months ended March 31,
	2025	2024
Total Depreciation and Amortization Expense
Asset Management Solutions	$3,348	$1,562
TechOps	1,304	959
Corporate	291	258
	$4,943	$2,779
Total Capital Expenditures
Asset Management Solutions	$2,321	$3,036
TechOps	1,172	288
Corporate	46	250
	$3,539	$3,574

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

	Three Months ended March 31,
	2025	2024
Asset Management Solutions	$423	$437
TechOps	3,094	5,578
Total intersegment revenue	$3,517	$6,015

NOTE M — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 46,860,066 and 53,252,563 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

On March 18, 2025, the Company repurchased, directly from a selling stockholder, 6,428,571 shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.00 per share for total consideration of $45.0 million. The purchased shares were immediately retired.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has 6,200,000 shares of common stock issuable under the 2020 Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors (the “Board”) of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, those shares will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; and interpret and administer the 2020 Plan and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the three months ended March 31, 2025 and 2024 was as follows:

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2024	1,380,277	$8.38
Granted	5,434	6.97
Forfeited	(13,042)	14.72
Vested	(42,193)	15.13
Expired	(10,404)	16.02
Outstanding March 31, 2025	1,320,072	$8.04

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2023	532,399	$14.82
Granted	4,394	11.87
Forfeited	(26,821)	14.58
Vested	(65,442)	15.50
Outstanding March 31, 2024	444,530	$14.71

As of March 31, 2025, the unrecognized compensation costs related to restricted stock units was $1.9 million. The Company expects to recognize these costs over a weighted average period of 1.3 years.

For the restricted stock unit awards granted under the 2020 Plan containing both service and performance conditions, the Company recognizes compensation expense when the awards are considered probable of vesting.  Restricted stock units are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employee have been established.  The fair value of these awards is determined based on the closing price of the shares on the grant date. The probability of restricted share awards granted with future performance conditions vesting is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

As of March 31, 2025, the Company’s restricted stock units included 715,706 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets. For the three months ended March 31, 2025 and 2024, the Company did not recognize share-based compensation expense for the performance-based awards given that the achievement of the performance milestones have been deemed not probable for accounting purposes.

The share-based compensation expense related to Restricted Stock Units was $0.7 million for the three months ended March 31, 2025 and 2024.

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

Under the 2020 Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company's stock price, or benchmark companies when the option exercise period exceeds period for which stock data is available for the Company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options' expected term.

Stock options activity under the 2020 Plan for the three months ended March 31, 2025 was as follows:

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	646,301	$7.02	9.44	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2025	646,301	$7.02	9.19	304

Exercisable at March 31, 2025	32,205	$7.02	9.19	15

As of March 31, 2025, the unrecognized compensation costs related to stock options was $1.2 million. The Company expects to recognize those costs over a weighted average period of 1.6 years.

The share-based compensation expense related to stock options was $0.4 million for the three months ended March 31, 2025.

2020 Employee Stock Purchase Plan

The Company also maintains the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. No shares were issued during the three months ended March 31, 2025 and 2024.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis and the accompanying financial statements and related notes with AerSale’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the 2024 Form 10-K and in any of AerSale’s subsequent reports filed with the Securities and Exchange Commission. Events relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, geopolitical uncertainties including continuing hostilities and tensions, trade restrictions and sanctions, tariffs and retaliatory countermeasures. Should one or more of these risks or uncertainties materialize, actual outcomes, including the future results of AerSale’s operations, may vary materially from those indicated.

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

We are a worldwide provider of aftermarket commercial aircraft, engines, and their parts to passenger and cargo airlines, leasing companies, original equipment manufacturers (“OEM”), government and defense contractors, and maintenance, repair and overhaul (“MRO”) service providers. We report our activities in two business segments: Asset Management Solutions, comprised of activities that extract value from strategic Flight Equipment acquisitions either as whole assets or by disassembling for used serviceable material (“USM”), and TechOps, comprised of MRO activities for aircraft and their components, sales of internally developed advanced technical repairs, modifications and products, which we market under the tradename “Engineered Solutions,” and other serviceable products.

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

In addition to our aircraft and USM parts offerings, we develop Engineered Solutions consisting of Supplemental Type Certificates (“STCs”) that can be installed on existing Flight Equipment to improve performance, comply with regulatory requirements, or improve safety. An example of these solutions is the AerSafe® product line, which we designed and for which we obtained Federal Aviation Administration (“FAA”) approval to sell as a solution for compliance with the FAA’s fuel tank flammability regulations. Another example of these solutions is our AerAware™ product, an industry-leading, next generation Enhanced Flight Vision System that has recently received approval by the FAA for the Boeing B737NG product line. These products are proprietary in nature and function as non-OEM solutions to regulatory requirements and other technical challenges, often at reduced delivery time and cost for operators. In order to develop these products, we engage in research and development activities (“R&D”) that are expensed as incurred.

Although we are not aware of any specific event or circumstance that would require updates to our estimates or judgments, disruption in the global economy and financial markets, geopolitical instability, and government actions related to trade policies, tariffs and immigration continue to create uncertainty.  We source parts and components for our business from various suppliers around the world. Current geopolitical conditions, including trade restrictive actions and strained intercountry relations, could cause significant materials and parts shortages, as well as delivery delays, labor shortages, distribution issues, energy cost increases and price increases. Furthermore, the U.S. government’s adoption of new approaches to trade policy and imposition of tariffs on certain foreign goods (as well as the possibility of imposing significant, additional tariffs in the future) may make it more difficult or costly for us to procure components and other material supplies and, in turn, may increase the cost to our customers, which may materially and adversely impact demand for our products and services, our results of operations or our financial condition. We continue to monitor the current economic environment and its potential impact on our business, results of operations or financial condition, as well as potential impact on our end customers whose demand for our products and services may be adversely impacted as a result of changes in policies by the U.S. or other governments, and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Our estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

The most recently adopted and to be adopted accounting pronouncements are described in Note B of our condensed consolidated financial statements included in this Quarterly Report, as well as in Note B within our consolidated annual financial statements in Part II, Item 8 of the 2024 Form 10-K.

Results of Operations

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Sales and gross profit for AerSale’s two business segments for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months ended March 31,
(in thousands, except percentages)	2025	2024	Percent Change
Revenue
Asset Management Solutions
Aircraft	$7,350	$16,338	(55.0)%
Engine	31,863	42,924	(25.8)%
	39,213	59,262	(33.8)%
TechOps
MRO	21,153	25,848	(18.2)%
Product Sales	5,410	5,430	(0.4)%
	26,563	31,278	(15.1)%

Total	$65,776	$90,540	(27.4)%

	Three Months ended March 31,
(in thousands, except percentages)	2025	2024	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$1,576	$4,837	(67.4)%
Engine	10,473	17,815	(41.2)%
	12,049	22,652	(46.8)%
TechOps
MRO	3,989	4,916	(18.9)%
Product Sales	1,927	1,228	56.9%
	5,916	6,144	(3.7)%

Total	$17,965	$28,796	(37.6)%

Total revenue for the three months ended March 31, 2025 decreased $24.8 million, or 27.4%, compared to the same period in 2024, driven by a decrease of $20.0 million, or 33.8%, within Asset Management Solutions, and a decrease of $4.7 million, or 15.1%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased $20.0 million, or 33.8%, to $39.2 million for the three months ended March 31, 2025, due to a $11.1 million, or 25.8%, decrease in revenue from Engine, and a $9.0 million, or 55.0%, decrease in revenue from Aircraft. The decrease in Engine revenue is due to lower Flight Equipment sales in the amount of $25.7 million primarily attributable to lower activity in the CFM56 and V2500 product lines, partly offset by higher USM sales in the amount of $11.3 million, and higher leasing revenue in the amount of $3.8 million. The decrease in Aircraft revenue is primarily attributable to reduced activity in the B737 product line as a result of lower Flight Equipment sales in the amount of $11.2 million, as well as lower USM sales.

Cost of sales in Asset Management Solutions decreased $9.4 million, or 25.8%, to $27.2 million for the three months ended March 31, 2025, compared to the prior year period. The decrease in cost of sales was primarily driven by the decrease in Flight Equipment sales discussed above. Gross profit in the Asset Management Solutions segment decreased $10.6 million to $12.0 million, or 46.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The gross profit decrease is mainly attributable to lower revenue generated for the three months ended March 31, 2025, as noted above.

Aircraft gross profit margins decreased to 21.4% for the three months ended March 31, 2025, from 29.6% for the three months ended March 31, 2024 due to higher margins generated on the prior period Flight Equipment sales with margins generated on USM sales remaining consistent. Engine gross profit margin was 32.9% for the three months ended March 31, 2025, a decrease from 41.5% for the three months ended March 31, 2024, which was primarily the result of changes to the product mix and lower margins on USM sales.

TechOps

Our revenue from TechOps decreased by $4.7 million, or 15.1%, to $26.6 million for the three months ended March 31, 2025, compared to the prior year period. The decrease is driven by lower sales volume in our Goodyear, Arizona facility and a focus on higher margin work at our Roswell, New Mexico facility. This was partially offset by higher revenues from the Company's component MROs.

Cost of sales in TechOps decreased $4.5 million, or 17.9%, to $20.6 million for the three months ended March 31, 2025 compared to the prior year period, driven by the sales decrease discussed above. Gross profit in TechOps decreased $0.2 million, or 3.7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by lower gross profit of $1.0 million on MRO services. Gross profit margin increased to 22.3% for the three months ended March 31, 2025 compared to 19.6% for the prior year period, and was largely attributable to higher margin on Product Sales of 35.6% for the three months ended March 31, 2025 compared to 22.6% for the prior year period, driven by higher demand for AerSafe products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million, or 2.0%, to $24.6 million for the three months ended March 31, 2025, compared to the prior year period. The increase was mostly related to higher share-based compensation, partly offset by lower payroll costs as cost reduction initiatives have offset increases from inflation and cost of living adjustments.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the three months ended March 31, 2025, we recorded a $0.1 million change in fair value of warrant liability expense, compared to a $2.0 million income in the prior year period.

Interest Expense, Net

Interest expense was $1.2 million for the three months ended March 31, 2025, compared to $0.9 million interest expense for the three months ended March 31, 2024. This was primarily related to higher outstanding borrowings under our debt facilities.

Income Taxes

The effective tax rate for the three months ended March 31, 2025 was 12.0% compared to (6.8%) for the three months ended March 31, 2024. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2025 is primarily due to the benefit of the foreign derived intangible income deduction and R&D credits. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2024, is primarily due to the benefit of the foreign derived intangible income deduction and R&D credits.

Financial Position, Liquidity and Capital Resources

As of March 31, 2025, we had $4.7 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $133.1 million outstanding under the

Revolving Credit Agreement (as defined below) as of March 31, 2025, and we had $44.2 million of availability thereunder. We used cash in operations of $45.2 million for the three months ended March 31, 2025, and used cash in investing activities of $3.5 million for the three months ended March 31, 2025.

We believe our equity base, internally generated funds, and existing availability under our debt facilities are sufficient to maintain our level of operations through the next twelve months. Any projections of future cash needs and cash flows beyond the next twelve months are subject to substantial uncertainty, but we believe our sources of liquidity, as discussed above, will be sufficient to meet our long-term cash requirements. If an event occurs that would affect our ability to meet our capital requirements, including events beyond our control such as a potential tightening of debt capital markets, including in response to the implementation of new tariffs as part of the U.S. trade policy and any reciprocal or retaliatory tariffs thereto, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

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

On March 18, 2025, the Company repurchased, directly from a selling stockholder, 6,428,571 shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.00 per share for total consideration of $45.0 million.

Cash Flows— Three months ended March 31, 2025 compared to three months ended March 31, 2024

Cash Flows from Operating Activities

Net cash used in operating activities was $45.2 million for the three months ended March 31, 2025, compared to cash used of $21.5 million for the same period in 2024. The increase in cash used in operating activities of $23.7 million was primarily due to higher feedstock acquisitions of $15.7 million and lower results from operations.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.5 million for the three months ended March 31, 2025, compared to cash provided of $0.2 million in the same period for 2024. Cash used in investing activities during the three months ended March 31, 2025, was driven by purchases of property and equipment. Cash provided by investing activities during the three months ended March 31, 2024, was driven by the sale of Flight Equipment, partly offset by purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $48.8 million for the three months ended March 31, 2025, compared to cash provided of $18.0 million for the three months ended March 31, 2024. Cash provided by financing activities during the three months ended March 31, 2025, resulted from borrowing under our Revolving Credit Agreement, offset by cash used in the repurchase of common stock. Cash provided by financing activities during the three months ended March 31, 2024 resulted from borrowing under our Revolving Credit Agreement.

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

As of March 31, 2025, there was $133.1 million outstanding under the Revolving Credit Agreement and we had $44.2 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of March 31, 2025.

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

During the three months ended March 31, 2025, the Company borrowed $0.2 million, which has not been converted to a term loan as of March 31, 2025. As of March 31, 2025, $1.9 million remained outstanding under this facility.

We were in compliance with our debt covenants for the CIBC Equipment Loan as of March 31, 2025.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of March 31, 2025. Refer to Note Q – Leases, within our consolidated annual financial statements in our 2024 Form 10-K for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics, a subsidiary of Elbit Systems, valued at $19.8 million for the acquisition of technical equipment for manufacturing our AerAwareTM product. The commitment is expected to be satisfied in 2026.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2024 Form 10-K. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three months ended March 31, 2025, there were no material changes in our critical accounting estimates and policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the CIBC Equipment Loan, which have variable interest rates tied to SOFR. As of March 31, 2025, we had $133.1 million outstanding variable rate borrowings under the Revolving Credit Agreement and $1.9 million outstanding variable rate borrowings under the CIBC Equipment Loan. A ten percent increase of the average interest rate affecting our variable rate debt outstanding as of March 31, 2025 would increase our annual interest expense by $0.5 million.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three months ended March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), as of March 31, 2025.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named as a defendant, and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company.

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

ITEM 1A    RISK FACTORS

There are no material changes in the information reported under Part I – Item 1A “Risk Factors” contained in the 2024 Form 10-K.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity for the three months ended March 31, 2025 was as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1-31, 2025	-	-	-	-
February 1-28, 2025	-	-	-	-
March 1-31, 2025	6,428,571	$7.00	-	-
6,428,571

(1) On March 18, 2025, the Company repurchased, directly from a selling stockholder through a privately negotiated transaction, 6,428,571 shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.00 per share for total consideration of $45.0 million.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Modifications

During the three months ended March 31, 2025, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
10.1	Share Repurchase Agreement, dated March 14, 2025, by and among AerSale Corporation and the Selling Stockholders	8-K	001-38801	1.1	03/17/2025
10.2	Amendment No. 6 to the Amended and Restated Credit Agreement, dated March 14, 2025, by and among AerSale Corporation, the other guarantors party thereto, Wells Fargo, National Association, as administrative agent and each lender and other party from time to time party thereto	8-K	001-38801	1.2	03/17/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	May 8, 2025	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)