Form 10-Q
period 2025-06-30
AerSale Corp
filed 2025-08-07
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s common stock outstanding as of August 4, 2025 was 47,181,517.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may constitute forward-looking statements, and may include, but are not limited to, changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; the sufficiency of our liquidity; our recovery of insurance proceeds for casualty losses; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: disruptions in supply chain, including the inability to obtain certain components and raw materials from suppliers; factors that adversely impact the commercial aviation industry; the fluctuating market value of our aviation products; our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults; success at our maintenance, repair and overhaul (“MRO”) facilities is dependent upon continued outsourcing by airlines; shortage of skilled personnel or work stoppages; the highly competitive nature of the markets in which we operate; risks associated with our international operations; risks from business acquisitions and integration of new businesses acquired; the unique risks we encounter by supplying equipment and services to the U.S. government; further consolidation of customers and suppliers in our markets; cyber or other security threats or disruptions; the significant capital expenditures that may be required to keep pace with technological developments in our industry; lack of ownership of certain intellectual property and tooling that is important to our business; litigation to protect our intellectual property; our dependence on our facilities, which are subject to physical and other risks that could disrupt production; risks from any improper conduct by our employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate; loss of services from key employees; the failure of our subcontractors to perform their contractual obligations; impacts from future outbreaks and infectious diseases on flight activity, demand for MRO and leasing services, our business partners or customers, and the related macro environment; our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us; our failure to comply with the covenants in the documents governing our existing indebtedness; limitations on our current and future operations from restrictive covenants contained in documents governing our existing and future indebtedness; unanticipated changes in our tax provision; possible goodwill and intangible asset impairments; changes in interest rates, foreign currency exchange rates and swap counterparty risks; we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation; compliance with U.S. and other anti-corruption laws, enhanced tariffs, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims, and claims not adequately covered by insurance; the liens of Flight Equipment could exceed the value of such Flight Equipment; the risk that our leased aircraft engines are deemed accessions to the aircraft and our ability to repossess an engine is impaired; product and other liability claims not covered by insurance; the extensive environmental requirements with which we must comply; global climate change, or legal, regulatory or market responses to such change; volatility in our stock price and the risk that a liquid trading market does not continue; lack of analyst coverage for our common stock; depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur; the fact that we do not intend to pay dividends on our common stock for the foreseeable future; insolvency of our customers; the adverse effect of negative economic conditions; and other factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 11, 2025.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(Unaudited)

	June 30,	December 31,
	2025	2024
Current assets:
Cash and cash equivalents	$5,747	$4,698
Accounts receivable, net of allowance for credit losses of $1,173 as of June 30, 2025 and December 31, 2024	44,533	34,646
Income tax receivable	1,982	1,994
Inventory:
Aircraft, airframes, engines, and parts, net	257,506	224,832
Advance vendor payments	4,897	6,803
Deposits, prepaid expenses, and other current assets	11,837	11,057
Total current assets	326,502	284,030
Fixed assets:
Aircraft and engines held for lease, net	66,708	67,847
Property and equipment, net	41,634	36,331
Inventory:
Aircraft, airframes, engines, and parts, net	130,797	130,958
Operating lease right-of-use assets	30,761	33,105
Deferred income taxes	9,161	10,171
Deferred financing costs, net	1,219	1,296
Other assets	588	595
Goodwill	19,860	19,860
Other intangible assets, net	19,441	20,530
Total assets	$646,671	$604,723

Current liabilities:
Accounts payable	$35,013	$34,184
Accrued expenses	10,075	7,400
Lessee and customer purchase deposits	3,660	1,734
Current operating lease liabilities	4,562	4,356
Current portion of long-term debt	825	605
Deferred revenue	1,630	1,781
Deferred insurance proceeds	28,610	24,910
Total current liabilities	84,375	74,970
Revolving credit facility	114,509	39,235
Long-term debt	907	1,209
Long-term lease deposits	2,627	2,987
Long-term operating lease liabilities	28,119	30,565
Maintenance deposit payments and other liabilities	211	52
Warrant liability	11	85
Total liabilities	230,759	149,103
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 47,093,869 and 53,252,563 shares as of June 30, 2025 and December 31, 2024	5	5
Additional paid-in capital	273,487	316,493
Retained earnings	142,420	139,122
Total stockholders' equity	415,912	455,620
Total liabilities and stockholders’ equity	$646,671	$604,723

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Products	$74,589	$43,298	$111,711	$104,908
Leasing	8,231	4,286	15,732	7,368
Services	24,562	29,517	45,715	55,365
Total revenue	107,382	77,101	173,158	167,641
Cost of sales and operating expenses:
Cost of products	50,630	28,531	78,269	68,150
Cost of leasing	2,651	1,894	5,659	3,087
Cost of services	18,764	24,956	35,928	45,888
Total cost of sales	72,045	55,381	119,856	117,125
Gross profit	35,337	21,720	53,302	50,516
Selling, general and administrative expenses	22,823	23,572	47,435	47,705
Income (loss) from operations	12,514	(1,852)	5,867	2,811
Other (expense) income:
Interest expense, net	(2,452)	(1,528)	(3,633)	(2,463)
Other income, net	134	102	2,022	271
Change in fair value of warrant liability	131	138	74	2,117
Total other expense, net	(2,187)	(1,288)	(1,537)	(75)
Income (loss) before income tax provision	10,327	(3,140)	4,330	2,736
Income tax expense	(1,752)	(497)	(1,032)	(96)
Net income (loss)	$8,575	$(3,637)	$3,298	$2,640

Earnings (loss) per share:
Basic	$0.18	$(0.07)	$0.07	$0.05
Diluted	$0.18	$(0.07)	$0.07	$0.05
Weighted average shares outstanding:
Basic	46,914,100	53,029,359	49,596,045	53,010,425
Diluted	47,092,413	53,029,359	49,782,764	53,111,439

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and six months ended June 30, 2025 and 2024

(in thousands, except share data)

(Unaudited)

					Shares of	Treasury	Total
	Common stock		Additional	Retained	Treasury	Stock,	stockholders’
	Amount	Shares	paid-in capital	earnings	Stock	at cost	equity
Balance at December 31, 2024	$5	53,252,563	$316,493	$139,122	-	$-	$455,620
Share-based compensation	-	-	1,160	-	-	-	1,160
Shares issued under the 2020 Equity Incentive Plan	0	36,074	-	-	-	-	0
Purchase of treasury stock	-	-	-	-	6,428,571	(45,000)	(45,000)
Retirement of treasury stock	0	(6,428,571)	(45,000)	-	(6,428,571)	45,000	0
Shares surrendered for tax withholdings on equity awards	-	-	(45)	-	-	-	(45)
Net loss	-	-	-	(5,277)	-	-	(5,277)
Balance at March 31, 2025	$5	46,860,066	$272,608	$133,845	-	$-	$406,458
Share-based compensation	-	-	668	-	-	-	668
Shares issued under the 2020 Employee Stock Purchase Plan	0	39,754	195	-	-	-	195
Shares issued under the 2020 Equity Incentive Plan	0	194,049	-	-	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	16	-	-	-	16
Net income	-	-	-	8,575	-	-	8,575
Balance at June 30, 2025	$5	47,093,869	$273,487	$142,420	-	$-	$415,912

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2023	$5	52,954,430	$311,739	$133,271	$445,015
Share-based compensation	-	-	799	-	799
Shares issued under the 2020 Equity Incentive Plan	0	54,596	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(108)	-	(108)
Net income	-	-	-	6,277	6,277
Balance at March 31, 2024	$5	53,009,026	$312,430	$139,548	$451,983
Share-based compensation	-	-	1,144	-	1,144
Shares issued under the 2020 Employee Stock Purchase Plan	0	48,202	325	-	325
Shares issued under the 2020 Equity Incentive Plan	0	26,986	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(16)	-	(16)
Net loss	-	-	-	(3,637)	(3,637)
Balance at June 30, 2024	$5	53,084,214	$313,883	$135,911	$449,799

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,298	$2,640
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	9,471	6,434
Amortization of debt issuance costs	191	164
Amortization of operating lease assets	104	79
Inventory reserve	1,579	627
Deferred income taxes	1,010	171
Change in fair value of warrant liability	(74)	(2,117)
Share-based compensation	1,828	1,943
Changes in operating assets and liabilities:
Accounts receivable	(9,887)	(6,027)
Income tax receivable	12	(72)
Inventory	(42,878)	(56,566)
Deposits, prepaid expenses, and other current assets	(780)	(5,110)
Other assets	7	(543)
Advance vendor payments	1,906	22,167
Accounts payable	829	(509)
Accrued expenses	2,675	795
Deferred revenue	(151)	(712)
Lessee and customer purchase deposits	1,566	(158)
Deferred insurance proceeds	3,700	-
Other liabilities	158	(6)
Net cash used in operating activities	(25,436)	(36,800)
Cash flows from investing activities:
Proceeds from sale of assets	1,750	3,800
Acquisition of aircraft and engines held for lease, including capitalized cost	(1,922)	(5,610)
Purchase of property and equipment	(3,587)	(7,190)
Net cash used in investing activities	(3,759)	(9,000)
Cash flows from financing activities:
Proceeds from long-term debt	220	615
Repayments of long-term debt	(302)	(8,559)
Proceeds from revolving credit facility	195,874	106,936
Repayments of revolving credit facility	(120,600)	(54,981)
Payments of debt issuance costs	(114)	-
Purchase of treasury stock	(45,000)	-
Proceeds from the issuance of Employee Stock Purchase Plan shares	195	325
Taxes paid related to net share settlement of equity awards	(29)	(124)
Net cash provided by financing activities	30,244	44,212

Increase (decrease) in cash and cash equivalents	1,049	(1,588)
Cash and cash equivalents, beginning of period	4,698	5,873
Cash and cash equivalents, end of period	$5,747	$4,285

Supplemental disclosure of cash activities
Income tax payments, net	$165	$73
Interest paid	$3,462	$2,435
Supplemental disclosure of noncash investing activities
Reclassification of aircraft, airframes, engines, and parts inventory to aircraft and engines held for lease, net	$2,583	$2,494
Reclassification of aircraft, airframes, engines, and parts inventory to property and equipment	$4,454	$-

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. Although these interim condensed consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. These unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Products Revenue — Whole Asset Sales

Revenue from whole asset sales is measured based on consideration specified in the contract with the customer. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, condition of the whole asset, bill of sale and the assignment of rights and warranties from the Company to the customer. The Company has identified the transfer of the whole asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of whole assets) and is explicitly stated in each contract. Whole asset sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer is the date the customer obtains control over the asset and would result in the recognition of revenue. Payment is required in full upon customers’ acceptance of the whole asset on the date of the transfer, unless the Company extends credit terms to customers it deems creditworthy.

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

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.

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

Contract assets are as follows (in thousands):

	June 30, 2025	December 31, 2024	Change
Contract assets	$5,411	$6,166	$(755)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our condensed consolidated balance sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on the accompanying condensed consolidated balance sheets and amounted to $1.8 million as of December 31, 2024, of which $0.7 million was related to contract liabilities for services to be performed. For the three and six months ended June 30, 2025, the Company recognized as revenue $0.1 million and $0.6 million of contract liabilities included in the deferred revenue balance as of December 31, 2024 for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025			2025
	Asset Management			Asset Management
	Solutions	TechOps	Total Revenue	Solutions	TechOps	Total Revenue
USM	$34,647	$2,964	$37,611	$64,609	$6,001	$70,610
Whole asset sales	33,387	-	33,387	35,137	-	35,137
Engineered solutions	-	3,591	3,591	-	5,964	5,964
Total products	68,034	6,555	74,589	99,746	11,965	111,711
Leasing	8,231	-	8,231	15,732	-	15,732
Services	-	24,562	24,562	-	45,715	45,715
Total revenue	$76,265	$31,117	$107,382	$115,478	$57,680	$173,158

	Three Months Ended June 30,			Six Months Ended June 30,
	2024			2024
	Asset Management			Asset Management
	Solutions	TechOps	Total Revenue	Solutions	TechOps	Total Revenue
USM	$19,600	$4,118	$23,718	$37,132	$9,493	$46,625
Whole asset sales	17,913	-	17,913	56,561	-	56,561
Engineered solutions	-	1,667	1,667	-	1,722	1,722
Total products	37,513	5,785	43,298	93,693	11,215	104,908
Leasing	4,286	-	4,286	7,368	-	7,368
Services	-	29,517	29,517	-	55,365	55,365
Total revenue	$41,799	$35,302	$77,101	$101,061	$66,580	$167,641

NOTE D — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	June 30, 2025	December 31, 2024
USM	$128,924	$118,025
Whole assets	160,371	141,770
Work-in-process	19,438	27,358
MRO and engineered solutions	79,570	68,637
	$388,303	355,790
Less short term	(257,506)	(224,832)
Long term	$130,797	$130,958

The Company recorded inventory scrap loss reserves of $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively. The Company recorded inventory scrap loss reserves of $0.4 million and $0.9 million for the three and six months ended June 30, 2024, respectively. Additions to inventory reserves are included in cost of products in the accompanying condensed consolidated statements of operations.

Our allocation of inventory between short term and long term reflects the inventory’s operating cycle, which is longer than one year due to teardown and repair lead times. Inventory expected to be monetized within 18 months, along with work-in-process and inventory used in MRO activities, is reported under current assets.

In April 2024, one of the Company’s leased secondary parts warehouses in Roswell, New Mexico, was destroyed by a fire. Inside the warehouse were various aircraft parts typically sold by the Company as USM. The Company carries insurance covering these parts, with a limit of $100 million and $10,000 deductible. The Company filed a claim for the replacement value of the inventory that was destroyed or rendered not sellable by the fire in the amount of $67.6 million. The cost basis of the destroyed inventory was $6.0 million. As of June 30, 2025, the Company has collected approximately $34.6 million from insurance companies in connection with this claim, of which $3.7 million was collected during the six months ended June 30, 2025. The recognition of any gain on insurance proceeds exceeding the related loss has been deferred until the claim is fully settled with the insurers. The deferred gain in the amount of $28.6 million as of June 30, 2025 is presented under deferred insurance proceeds in the accompanying condensed consolidated balance sheets.

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

The Company’s goodwill and intangible assets as defined by ASC 350 are related to its acquired subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT” or “AerSale AeroStructures -Miami”), which are included in the TechOps segment, as well as Qwest Air Parts (“Qwest”), which is included under the Asset Management Solutions segment. See Note L for information about our business segments.

Goodwill and other intangible assets, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Qwest:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Net book value of intangibles assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	June 30, 2025	December 31, 2024
Qwest:
Customer relationships	10	$3,704	$4,187
ALGS:
Customer relationships	10	-	10
ACS:
Customer relationships	10	718	823
ACT:
Customer relationships	10	4,047	4,505
AerSale:
AerAware Flight manuals	10	642	675
Total intangible assets with definite lives, net		$9,111	$10,200

Total amortization expense amounted to $0.6 and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. Total amortization expense amounted to $1.1 and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. Accumulated amortization amounted to $12.6 million and $11.5 million as of June 30, 2025 and December 31, 2024, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE F — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates consisted of the following (in thousands):

	Useful Life
	In Years	June 30, 2025	December 31, 2024
Tooling and equipment	5 – 15	$17,737	$17,481
Furniture and other equipment	3 – 15	14,234	13,985
Computer software	3 – 5	1,505	2,555
Leasehold improvements	2 – 15	27,131	25,527
Flight equipment held for R&D	2 – 8	14,170	8,383
		74,777	67,931
Less accumulated depreciation		(33,143)	(31,600)
		$41,634	$36,331

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.3 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $2.7 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE G — LEASE RENTAL REVENUE AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for lease, net, as of the below dates consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Aircraft and engines held for lease	$97,933	$96,910
Less accumulated depreciation	(31,225)	(29,063)
	$66,708	$67,847

Total depreciation expense amounted to $2.7 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively. Total depreciation expense amounted to $5.7 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively, and is included in cost of leasing in the accompanying condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $4.1 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively. Supplemental rents recognized as revenue totaled $7.7 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively.

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

Year ending December 31:
Remaining six months of 2025	$18,733
2026	24,355
2027	16,048
2028	9,267
2029	7,388
Thereafter	6,962
Total minimum lease payments	$82,753

NOTE H — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and related benefits	$5,113	$3,457
Accrued legal fees	1,506	741
Commission fee accrual	1,024	758
Accrued federal, state and local taxes and fees	161	120
Other	2,271	2,324
	$10,075	$7,400

NOTE I – WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding as of June 30, 2025 and December 31, 2024. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The outstanding Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's condensed consolidated statements of operations. The fair value of the Private Warrants is determined using the Black-Scholes option pricing model. The following table represents the assumptions used in determining the fair value of the Private Warrants as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.79%	4.38%
Expected volatility of common stock	43.84%	41.71%
Expected option term in years	0.5	1.0

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

NOTE J— FINANCING ARRANGEMENTS

Outstanding debt obligations as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement	$114,509	$39,235
$10.0 million CIBC Property and Equipment Revolving Term Loan	1,732	1,814
Total	116,241	41,049
Less current portion	(825)	(605)
Total long-term portion	$115,416	$40,444

Total deferred financings costs were $1.2 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively. Amortized debt issuance costs are recorded in interest expense, net through maturity of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense amounted to $0.1 million for the three months ended June 30, 2025 and 2024. Amortization expense amounted to $0.2 for the six months ended June 30, 2025 and 2024.

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

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 2.75%. The interest rate as of June 30, 2025 was 6.93%. Interest expense on the Revolving Credit Agreement for the three and six months ended June 30, 2025 was $2.3 million and $3.3 million, respectively. Interest expense on the Revolving Credit Agreement for the three and six months ended June 30, 2024 was $1.4 million and $2.0 million, respectively.

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company and the borrowers with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company and borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of June 30, 2025.

$10.0 million CIBC Property and Equipment Revolving Term Loan

On November 22, 2024 the Company entered into a property and equipment revolving term loan (the “CIBC Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Advances made by the lender are convertible into term loans at the option of the lender at a rate of SOFR plus 3.0% and have a maturity date of thirty-six (36) months from the term loan conversion date. Advances under this loan are collateralized by the property and equipment it finances and requires interest only payments until converted to a term loan, at which point, principal and interest payments are required. As of December 31, 2024, borrowings under this facility were converted to a term loan maturing on December 23, 2027. During the six months ended June 30, 2025 the Company borrowed an additional $0.2 million under this facility, which has not been converted to a term loan as of June 30, 2025.

The CIBC Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of June 30, 2025.

The effective rate on this facility as of June 30, 2025 was 7.89%. Maturities of the CIBC Equipment Loan as of June 30, 2025 are as follows (in thousands):

Year ending December 31:
Remaining six months of 2025	$523
2026	605
2027	604
Total payments	$1,732

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$8,575	$(3,637)	$3,298	$2,640

Weighted-average number of shares outstanding - basic	46,914,100	53,029,359	49,596,045	53,010,425
Additional shares from assumed stock-settled options	-	-	-	11,576
Additional shares from assumed stock-settled restricted stock units	173,086	-	181,492	89,438
Additional shares from assumed issuance under the Employee Stock Purchase Plan	5,227	-	5,227	-
Weighted-average number of shares outstanding - diluted	47,092,413	53,029,359	49,782,764	53,111,439

Earnings (loss) per share – basic:	$0.18	$(0.07)	$0.07	$0.05
Earnings (loss) per share – diluted:	$0.18	$(0.07)	$0.07	$0.05

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed stock-settled options	-	3,205	-	-
Additional shares from assumed stock-settled restricted stock units	-	71,847	-	-

NOTE L — BUSINESS SEGMENTS

Our Chairman and Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). We report operational data to our CODM at the segment level, which the CODM used to evaluate performance and allocate resources based on gross profit and income (loss) from operations by segment. While the Company believes there are synergies between the two business segments, they are managed separately because they have different risks and opportunities. The two reportable segments are:

●	Asset Management Solutions — comprised of activities to extract value from strategic asset acquisitions through leasing, trading, or disassembling for product sales.
●	TechOps — comprised of MRO activities and product sales of internally developed engineered solutions and other serviceable products.

The Asset Management Solutions segment provides leasing solutions of Flight Equipment to passenger and cargo operators worldwide. Assets considered to be at or near the end their useful lives, supplied by our leasing portfolio or acquisitions, are analyzed for return maximization to assess whether they will be sold as whole assets or disassembled and sold as individual spare parts and components.

The TechOps segment consists of aviation maintenance and services business that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, aircraft cargo conversions, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consist principally of the cost of product, direct labor, and overhead. Our engineered solutions revenue consists of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges. In order to develop these products, we engage in research and development activities. Our TechOps division will engage in the repair and sale of used serviceable materials through its ability to overhaul existing inventory.

The accounting policies for the segments are the same as those described in Note B. Our reportable segments are aligned principally around the differences in products and services. Gross Profit is calculated by subtracting cost of sales from revenue; income (loss) from operations is calculated by subtracting unapplied operating expenses and selling, general, and administrative expenses. The assets and certain expenses related to corporate activities are not allocated to the segments. The segment reporting excludes the allocation of interest expense, interest income, other income (expense), net, change in fair value of warrant liability and income tax expense (benefit).

Selected financial information for each segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Asset Management Solutions
Aircraft	$10,419	$9,110	$17,769	$25,448
Engine	65,846	32,689	97,709	75,613
	76,265	41,799	115,478	101,061
TechOps
MRO services	24,562	29,517	45,715	55,365
Product sales	6,555	5,785	11,965	11,215
	31,117	35,302	57,680	66,580
Total	$107,382	$77,101	$173,158	$167,641

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales and operating expenses
Asset Management Solutions
Aircraft	$6,042	$5,688	$11,816	$17,189
Engine	43,266	20,750	64,656	45,859
	49,308	26,438	76,472	63,048
TechOps
MRO services	18,764	24,956	35,928	45,888
Product sales	3,973	3,987	7,456	8,189
	22,737	28,943	43,384	54,077
Total	$72,045	$55,381	$119,856	$117,125

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit
Asset Management Solutions
Aircraft	$4,377	$3,422	$5,953	$8,259
Engine	22,580	11,939	33,053	29,754
	26,957	15,361	39,006	38,013
TechOps
MRO services	5,798	4,561	9,787	9,477
Product sales	2,582	1,798	4,509	3,026
	8,380	6,359	14,296	12,503
Total	$35,337	$21,720	$53,302	$50,516

The following table reconciles segment gross profit to income (loss) before income tax provision for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$26,957	$8,380	$35,337	$15,361	$6,359	$21,720
Operating expenses	(3,430)	(2,525)	(5,955)	(3,212)	(2,824)	(6,036)
Selling, general and administrative expenses	(4,066)	(3,173)	(7,239)	(3,820)	(5,033)	(8,853)
Segment income (loss) from operations	$19,461	$2,682	$22,143	$8,329	$(1,498)	$6,831
Other corporate expenses			(9,629)			(8,683)
Income (loss) from operations			12,514			(1,852)
Other (expense) income:
Interest expense, net			(2,452)			(1,528)
Other income, net			134			102
Change in fair value of warrant liability			131			138
Income (loss) before income tax provision			$10,327			$(3,140)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$39,006	$14,296	$53,302	$38,013	$12,503	$50,516
Operating expenses	(7,080)	(4,617)	(11,697)	(6,487)	(5,711)	(12,198)
Selling, general and administrative expenses	(7,802)	(8,219)	(16,021)	(7,484)	(10,200)	(17,684)
Segment income (loss) from operations	$24,124	$1,460	$25,584	$24,042	$(3,408)	$20,634
Other corporate expenses			(19,717)			(17,823)
Income from operations			5,867			2,811
Other (expense) income:
Interest expense, net			(3,633)			(2,463)
Other income, net			2,022			271
Change in fair value of warrant liability			74			2,117
Income before income tax provision			$4,330			$2,736

	June 30,	December 31,
	2025	2024
Total Assets
Asset Management Solutions	$422,622	$383,336
TechOps	208,889	205,655
Corporate	15,160	15,732
	$646,671	$604,723

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Depreciation and Amortization Expense
Asset Management Solutions	$3,025	$2,266	$6,373	$3,828
TechOps	1,241	1,129	2,545	2,088
Corporate	262	260	553	518
	$4,528	$3,655	$9,471	$6,434

	Six Months Ended June 30,
Total Capital Expenditures	2025	2024
Asset Management Solutions	$3,394	$6,790
TechOps	1,776	5,420
Corporate	339	590
	$5,509	$12,800

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and six months ended June 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset Management Solutions	$1,158	$170	$1,581	$606
TechOps	938	2,019	4,033	7,597
Total intersegment revenue	$2,096	$2,189	$5,614	$8,203

NOTE M — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 47,093,869 and 53,252,563 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

On March 18, 2025, the Company repurchased, directly from a selling stockholder, 6,428,571 shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.00 per share for total consideration of $45.0 million. The purchased shares were immediately retired.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has 10,200,000 shares of common stock issuable under the 2020 Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors (the “Board”) of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, those shares will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; and interpret and administer the 2020 Plan and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the six months ended June 30, 2025 and 2024 was as follows:

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2024	1,380,277	$8.38
Granted	139,416	5.97
Forfeited	(99,626)	8.51
Vested	(322,960)	10.26
Expired	(10,404)	16.02
Outstanding June 30, 2025	1,086,703	$7.43

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2023	532,399	$14.82
Granted	1,145,530	7.07
Forfeited	(56,119)	14.58
Vested	(217,843)	14.90
Outstanding June 30, 2024	1,403,967	$8.51

As of June 30, 2025, the unrecognized compensation costs related to restricted stock units were $1.8 million. The Company expects to recognize these costs over a weighted average period of 1.2 years.

For the restricted stock unit awards granted under the 2020 Plan containing both service and performance conditions, the Company recognizes compensation expense when the awards are considered probable of vesting.  Restricted stock units are considered granted, and the service inception date begins, when a mutual understanding of the key terms and conditions between the Company and the employee has been established.  The fair value of these awards is determined based on the closing price of the shares on the grant date.

The probability of restricted share awards granted with future performance conditions vesting is evaluated at each reporting period and compensation expense is adjusted based on the probability assessment.

As of June 30, 2025, the Company’s restricted stock units included 656,109 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets.

For the three and six months ended June 30, 2025, the Company did not recognize share-based compensation expense for the performance-based awards given that the achievement of the performance milestones have been deemed not probable for accounting purposes.

The share-based compensation expense related to Restricted Stock Units was $0.6 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. The share-based compensation expense related to Restricted Stock Units was $1.3 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.

The total grant date fair value of restricted stock awarded during the six months ended June 30, 2025 and 2024 was $0.8 million and $2.4 million, respectively.

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

Under the 2020 Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.

Stock options activity under the 2020 Plan for the six months ended June 30, 2025 and 2024 was as follows:

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	646,301	$7.02	9.44	-
Granted	-	-	-	-
Forfeited	(38,646)	7.02	-	-
Expired	(32,205)	7.02	-	-
Outstanding at June 30, 2025	575,450	$7.02	8.94	-

Exercisable at June 30, 2025	191,227	$7.02	8.94	-

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	-	$-	-	-
Granted	644,550	7.02	10.00	-
Forfeited	-	-	-	-
Outstanding at June 30, 2024	644,550	$7.02	10.00	-

Exercisable at June 30, 2024	-	$-	-	-

As of June 30, 2025, the unrecognized compensation costs related to stock options was $0.8 million. The Company expects to recognize those costs over a weighted average period of 1.5 years.

The share-based compensation expense related to stock options was $0.3 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. The share-based compensation expense related to stock options was $0.5 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

The total grant date fair value of stock options awarded was $2.4 million during the six months ended June 30, 2024. There were no stock options awarded during the six months ended June 30, 2025.

2020 Employee Stock Purchase Plan

The Company also maintains the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. During the six months ended June 30, 2025 and 2024, the Company issued 39,754 and 48,202 shares, respectively, pursuant to the ESPP.

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

We are a worldwide provider of aftermarket commercial aircraft, engines, and their parts to passenger and cargo airlines, leasing companies, original equipment manufacturers (“OEM”), government and defense contractors, and maintenance, repair and overhaul (“MRO”) service providers. We report our activities in two business segments: Asset Management Solutions, comprised of activities that extract value from strategic Flight Equipment acquisitions either as whole assets or by disassembling for used serviceable material (“USM”), and TechOps, comprised of MRO activities for aircraft and their components, sales of internally developed advanced technical repairs, modifications and products, which we market under the tradename “Engineered Solutions”, and other serviceable products.

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

In addition to our aircraft and USM parts offerings, we develop Engineered Solutions consisting of Supplemental Type Certificates (“STCs”) that can be installed on existing Flight Equipment to improve performance, comply with regulatory requirements, or improve safety. An example of these solutions is the AerSafe® product line, which we designed and for which we obtained Federal Aviation Administration (the “FAA”) approval to sell as a solution for compliance with the FAA’s fuel tank flammability regulations. Another example of these solutions is our AerAware™ product, an industry-leading, next generation Enhanced Flight Vision System that has recently received approval by the FAA for the Boeing B737NG product line. These products are proprietary in nature and function as non-OEM solutions to regulatory requirements and other technical challenges, often at reduced delivery time and cost for operators. In order to develop these products, we engage in research and development activities (“R&D”) that are expensed as incurred.

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

Recent Accounting Pronouncements

The most recently adopted and to be adopted accounting pronouncements are described in Note B of our condensed consolidated financial statements included in this Quarterly Report and in Note B within our consolidated annual financial statements in Part II, Item 8 of the 2024 Form 10-K.

Results of Operations

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Sales and gross profit for AerSale’s two business segments for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Percent Change
Revenue
Asset Management Solutions
Aircraft	$10,419	$9,110	14.4%
Engine	65,846	32,689	101.4%
	76,265	41,799	82.5%
TechOps
MRO	24,562	29,517	(16.8)%
Product Sales	6,555	5,785	13.3%
	31,117	35,302	(11.9)%

Total	$107,382	$77,101	39.3%

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$4,377	$3,422	27.9%
Engine	22,580	11,939	89.1%
	26,957	15,361	75.5%
TechOps
MRO	5,798	4,561	27.1%
Product Sales	2,582	1,798	43.6%
	8,380	6,359	31.8%

Total	$35,337	$21,720	62.7%

Total revenue for the three months ended June 30, 2025 increased $30.3 million or 39.3% compared to the three months ended June 30, 2024, driven by an increase of $34.5 million, or 82.5%, in revenue within Asset Management Solutions, offset by a decrease of $4.2 million, or 11.9%, in revenue within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $34.5 million or 82.5%, to $76.3 million for the three months ended June 30, 2025, due to a $1.3 million, or 14.4%, increase in revenue from Aircraft and a $33.2 million, or 101.4%, increase in revenue from Engine. The increase in Aircraft revenue is due to higher leasing activity in the B757 product line in the amount of $1.1 million. The increase in Engine revenue is primarily attributable to higher activity in the PW4000 and CF6-80 product lines due to higher Flight Equipment sales in the amount of $16.6 million, higher leasing activity of $2.7 million, and higher USM sales of $13.9 million, as we monetize our previous feedstock acquisitions.

Cost of sales in Asset Management Solutions increased $22.9 million or 86.5%, to $49.3 million for the three months ended June 30, 2025, compared to the prior year period. The increase in cost of sales was primarily driven by the sales increase discussed above. Gross profit in the Asset Management Solutions segment increased $11.6 million, or 75.5%, to $27.0 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The gross profit increase is mainly attributable to higher revenue generated for the three months ended June 30, 2025, as noted above.

Aircraft gross profit margins increased to 42.0% for the three months ended June 30, 2025, from 37.6% for the three months ended June 30, 2024 due to higher margin contribution from leasing revenue and USM product mix. Engine gross profit margin was 34.3% for the three months ended June 30, 2025, a decrease from 36.5% for the three months ended June 30, 2024, which was primarily the result of lower margins on USM sales due to product mix.

TechOps

Our revenue from TechOps decreased by $4.2 million or 11.9%, to $31.1 million for the three months ended June 30, 2025, compared to the prior year period. The decrease was driven by lower sales volume in our Goodyear, Arizona and Roswell, New Mexico facilities, partly offset by higher revenue from the Company’s component MROs.

Cost of sales in TechOps decreased $6.2 million or 21.4%, to $22.7 million for the three months ended June 30, 2025 compared to the prior year period. This was driven by lower revenue as discussed above and a shift to more profitable work. Gross profit in TechOps increased $2.0 million, or 31.8% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by higher gross profit of $1.2 million on MRO services, as a result of focus on higher margin opportunities and implementation of process efficiencies that allowed us to increase gross margins, which fully offset lower revenue. Gross profit margin increased to 26.9% for the three months ended June 30, 2025 compared to 18.0% for the prior year period, due to the initiatives discussed above which increased MRO margins from 15.5% in the prior year period to 23.6% for the three months ended June 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.7 million, or 3.2% to $22.8 million for the three months ended June 30, 2025, compared to the prior year period. The decrease was related to efficiency initiatives implemented in the first and second quarters of 2025 primarily focused on our MROs.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For each of the three months ended June 30, 2025 and 2024, we recorded a $0.1 million change in fair value of warrant liability income.

Interest Expense, Net

Interest expense, net was $2.5 million for the three months ended June 30, 2025, compared to $1.5 million interest expense, net for the three months ended June 30, 2024. The increase in interest expense is primarily driven by higher borrowings under our debt facilities during the current year period driven by increased feedstock acquisitions to continue our growth and funding of a stock buyback executed in the first quarter of 2025.

Income Taxes

The effective tax rate for the three months ended June 30, 2025, was 17.0% compared to (15.8%) for the three months ended June 30, 2024. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended June 30, 2025, is primarily due to the impact of state income taxes, offset by the foreign derived intangible income deduction and R&D tax credits. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended June 30, 2024 was primarily due to the exclusion of the foreign derived intangible income deduction and the change in fair market value of the warrants.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Sales and gross profit for AerSale’s two business segments for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	Percent Change
Revenue
Asset Management Solutions
Aircraft	$17,769	$25,448	(30.2)%
Engine	97,709	75,613	29.2%
	115,478	101,061	14.3%
TechOps
MRO	45,715	55,365	(17.4)%
Product Sales	11,965	11,215	6.7%
	57,680	66,580	(13.4)%

Total	$173,158	$167,641	3.3%

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$5,953	$8,259	(27.9)%
Engine	33,053	29,754	11.1%
	39,006	38,013	2.6%
TechOps
MRO	9,787	9,477	3.3%
Product Sales	4,509	3,026	49.0%
	14,296	12,503	14.3%

Total	$53,302	$50,516	5.5%

Total revenue for the six months ended June 30, 2025 increased $5.5 million or 3.3% compared to the six months ended June 30, 2024, driven by an increase of $14.4 million, or 14.3%, in revenue within Asset Management Solutions and a decrease of $8.9 million, or 13.4%, in revenue within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $14.4 million or 14.3%, to $115.5 million for the six months ended June 30, 2025, due to a $22.1 million, or 29.2%, increase in revenue from Engine; offset by a $7.7 million, or 30.2%, decrease in revenue from Aircraft. The increase in Engine revenue is primarily attributable to increased activity in the CF6-80 and PW4000 product lines as a result of higher USM sales in the amount of $25.3 million and higher leasing revenue in the amount of $6.5 million, partly offset by lower sales of Flight Equipment. The decrease in Aircraft revenue is primarily attributable to decreased activity in the B737 product line due to lower Flight Equipment sales in the amount of $12.3 million, partially offset by higher leasing revenue from the B757 product line.

Cost of sales in Asset Management Solutions increased $13.4 million, or 21.3%, to $76.5 million for the six months ended June 30, 2025, compared to the prior year period. The increase in cost of sales was primarily driven by higher costs on USM sales driven by the sales increase noted above. Gross profit in the Asset Management Solutions segment increased $1.0 million, or 2.6%, to $39.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The gross profit increase is mainly attributable to the margin generated on higher leasing revenue and USM product mix for the six months ended June 30, 2025, as noted above.

Aircraft gross profit margin increased to 33.5% for the six months ended June 30, 2025, from 32.5% for the six months ended June 30, 2024, due to higher margins on USM product mix and leasing revenue. Engine gross profit margin was 33.8% for the six months ended June 30, 2025, a decrease from 39.4% for the six months ended June 30, 2024, which was primarily due to changes in the USM product mix, offset by higher margin on leasing revenue.

TechOps

Our revenue from TechOps decreased by $8.9 million, or 13.4%, to $57.7 million for the six months ended June 30, 2025, compared to the prior year period. The decrease was primarily driven by lower MRO services.

Cost of sales in TechOps decreased $10.7 million, or 19.8%, to $43.4 million for the six months ended June 30, 2025, compared to the prior year period, driven by the lower revenue discussed above. Gross profit in TechOps increased $1.8 million, or 14.3% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven by higher profit generated on product sales. Gross profit margin increased to 24.8% for the six months ended June 30, 2025 compared to 18.8% for the six months ended June 30, 2024, and was largely attributable to higher margins from the Company’s on airport and Landing Gear MROs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.3 million, or 0.6% to $47.4 million for the six months ended June 30, 2025, compared to the prior year period. The decrease was primarily related to efficiency initiatives implemented in the first and second quarters of 2025 that offset inflationary cost increases.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the six months ended June 30, 2025, we recorded a change in fair value of the warrant liability income of $0.1 million, compared to a $2.1 million income in the prior year period.

Interest Expense, Net

Interest expense, net, was $3.6 million for the six months ended June 30, 2025, compared to $2.5 million for the six months ended June 30, 2024. This was primarily related to interest expense incurred on higher borrowings under our debt facilities during the current year period compared to the prior period related to increased feedstock acquisitions to continue our growth and funding of the stock buyback executed in the first quarter of 2025.

Income Taxes

The effective tax rate for the six months ended June 30, 2025, was 23.8% compared to 3.5% for the six months ended June 30, 2024. The difference between the effective tax rate and the statutory tax rate of 21% for the six months ended June 30, 2025, is primarily due to the impact of state income taxes, offset by the foreign derived intangible income deduction and R&D tax credits. The difference between the effective tax rate and the statutory tax rate of 21% for the six months ended June 30, 2024 was primarily due to the benefit of R&D credits, change in fair market value of the warrants, and amended state tax returns.

Financial Position, Liquidity and Capital Resources

As of June 30, 2025, we had $5.7 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $114.5 million outstanding under the Revolving Credit Agreement (as defined below) as of June 30, 2025, and we had $63.1 million of availability thereunder. We used cash in operations of $25.4 million for the six months ended June 30, 2025, primarily for feedstock acquisitions, and used cash in investing activities of $3.8 million for the six months ended June 30, 2025.

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

Cash Flows— Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Cash Flows from Operating Activities

Net cash used in operating activities was $25.4 million for the six months ended June 30, 2025, compared to cash used of $36.8 million for the same period in 2024. The decrease in cash deployed of $11.4 million was primarily due to higher USM sales and higher results from operations during the six months ended June 30, 2025 compared to the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.8 million for the six months ended June 30, 2025, compared to cash used of $9.0 million in the same period for 2024. Cash used in investing activities was driven by purchases of property and equipment during the six months ended June 30, 2025 and June 30, 2024 due to the completion of the Company’s expansion projects.

Cash Flows from Financing Activities

Net cash provided by financing activities was $30.2 million for the six months ended June 30, 2025, compared to cash provided of $44.2 million in the same period for 2024. Cash provided by financing activities during the six months ended June 30, 2025 resulted from borrowing under our Revolving Credit Agreement, offset by cash used in the repurchase of common stock in the first quarter of 2025. Cash provided by financing activities during the six months ended June 30, 2024 is the result of proceeds from net borrowings under the CIBC Equipment Loan (as defined below) and net borrowings under the Revolving Credit Agreement (as defined below).

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

The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement, and is subject to contractual restrictions. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes.

As of June 30, 2025, there was $114.5 million outstanding under the Revolving Credit Agreement and we had $63.1 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of June 30, 2025.

CIBC Equipment Loan

On November 22, 2024, the Company entered into a property and equipment revolving term loan (the “CIBC Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Advances made by the lender are convertible into term loans at the option of the lender at a rate of SOFR plus 3.0% and have a maturity date of thirty-six (36) months from the term loan conversion date. Advances under this loan are collateralized by the property and equipment it finances and require interest only payments until converted to a term loan, at which point, principal and interest payments are required.

During the six months ended June 30, 2025, the Company borrowed $0.2 million, which has not been converted to a term loan as of June 30, 2025. As of June 30, 2025, $1.7 million remained outstanding under this facility.

We were in compliance with our debt covenants for the CIBC Equipment Loan as of June 30, 2025.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of June 30, 2025. Refer to Note Q – Leases, within our consolidated annual financial statements in our 2024 Form 10-K for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics valued at $7.3 million for the acquisition of technical equipment for manufacturing our AerAwareTM product. The commitment is expected to be satisfied in 2025.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2024 Form 10-K. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the six months ended June 30, 2025, there were no material changes in our critical accounting estimates and policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the CIBC Equipment Loan, which have variable interest rates tied to the Secured Overnight Financing Rate. As of June 30, 2025, we had $114.5 million outstanding variable rate borrowings under the Revolving Credit Agreement and $1.7 million outstanding variable rate borrowings under the CIBC Equipment Loan. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of June 30, 2025 would increase our annual interest expense by $0.5 million.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three and six months ended June 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2025.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named as a defendant, and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of existing insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigation, if any, in which the Company is involved will materially affect the Company’s consolidated financial condition or results of operations.

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

ITEM 5    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Terminations

During the fiscal quarter ended June 30, 2025, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.4	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
10.1	Second Amendment to the AerSale Corporation 2020 Equity Incentive Plan.	S-8	333-288567	99.3	07/08/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	August 7, 2025	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)