Form 10-Q
period 2025-09-30
AerSale Corp
filed 2025-11-07
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s common stock outstanding as of November 4, 2025 was 47,185,011.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may constitute forward-looking statements, and may include, but are not limited to, changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; the sufficiency of our liquidity; our recovery of insurance proceeds for casualty losses; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue”, or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: disruptions in supply chain, including the inability to obtain certain components and raw materials from suppliers; factors that adversely impact the commercial aviation industry; the fluctuating market value of our aviation products; our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults; success at our maintenance, repair and overhaul (“MRO”) facilities is dependent upon continued outsourcing by airlines; shortage of skilled personnel or work stoppages; the highly competitive nature of the markets in which we operate; risks associated with our international operations; risks from business acquisitions and integration of new businesses acquired; the unique risks we encounter by supplying equipment and services to the U.S. government; further consolidation of customers and suppliers in our markets; cyber or other security threats or disruptions; the significant capital expenditures that may be required to keep pace with technological developments in our industry; lack of ownership of certain intellectual property and tooling that is important to our business; litigation to protect our intellectual property; our dependence on our facilities, which are subject to physical and other risks that could disrupt production; risks from any improper conduct by our employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate; loss of services from key employees; the failure of our subcontractors to perform their contractual obligations; impacts from future outbreaks and infectious diseases on flight activity, demand for MRO and leasing services, our business partners or customers, and the related macro environment; our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us; our failure to comply with the covenants in the documents governing our existing indebtedness; limitations on our current and future operations from restrictive covenants contained in documents governing our existing and future indebtedness; unanticipated changes in our tax provision; possible goodwill and intangible asset impairments; changes in interest rates, foreign currency exchange rates and swap counterparty risks; we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation; compliance with U.S. and other anti-corruption laws, enhanced tariffs, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims, and claims not adequately covered by insurance; the liens of Flight Equipment could exceed the value of such Flight Equipment; the risk that our leased aircraft engines are deemed accessions to the aircraft and our ability to repossess an engine is impaired; product and other liability claims not covered by insurance; the extensive environmental requirements with which we must comply; global climate change, or legal, regulatory or market responses to such change; disruptions resulting from the continued shutdown of the U.S. government; volatility in our stock price and the risk that a liquid trading market does not continue; lack of analyst coverage for our common stock; depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur; the fact that we do not intend to pay dividends on our common stock for the foreseeable future; insolvency of our customers; the adverse effect of negative economic conditions; and other factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 11, 2025.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(Unaudited)

	September 30,	December 31,
	2025	2024
Current assets:
Cash and cash equivalents	$5,267	$4,698
Accounts receivable, net of allowance for credit losses of $1,173 as of September 30, 2025 and December 31, 2024	43,614	34,646
Income tax receivable	1,043	1,994
Inventory:
Aircraft, airframes, engines, and parts, net	255,501	224,832
Advance vendor payments	6,188	6,803
Deposits, prepaid expenses, and other current assets	11,362	11,057
Total current assets	322,975	284,030
Fixed assets:
Aircraft and engines held for lease, net	98,007	67,847
Property and equipment, net	31,493	36,331
Inventory:
Aircraft, airframes, engines, and parts, net	115,645	130,958
Operating lease right-of-use assets	29,263	33,105
Deferred income taxes	8,433	10,171
Deferred financing costs, net	1,119	1,296
Other assets	587	595
Goodwill	19,860	19,860
Other intangible assets, net	18,894	20,530
Total assets	$646,276	$604,723

Current liabilities:
Accounts payable	$31,134	$34,184
Accrued expenses	6,771	7,400
Lessee and customer purchase deposits	490	1,734
Current operating lease liabilities	4,323	4,356
Current portion of long-term debt	993	605
Deferred revenue	907	1,781
Deferred insurance proceeds	28,610	24,910
Total current liabilities	73,228	74,970
Revolving credit facility	123,804	39,235
Long-term debt	1,533	1,209
Long-term lease deposits	3,202	2,987
Long-term operating lease liabilities	26,971	30,565
Maintenance deposit payments and other liabilities	425	52
Warrant liability	32	85
Total liabilities	229,195	149,103
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 47,185,011 and 53,252,563 shares as of September 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	274,776	316,493
Retained earnings	142,300	139,122
Total stockholders' equity	417,081	455,620
Total liabilities and stockholders’ equity	$646,276	$604,723

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Products	$36,968	$47,719	$148,679	$152,627
Leasing	9,403	6,900	25,135	14,268
Services	24,820	28,065	70,535	83,430
Total revenue	71,191	82,684	244,349	250,325
Cost of sales and operating expenses:
Cost of products	27,295	31,680	105,564	99,830
Cost of leasing	2,849	2,424	8,508	5,511
Cost of services	19,561	24,905	55,489	70,793
Total cost of sales	49,705	59,009	169,561	176,134
Gross profit	21,486	23,675	74,788	74,191
Selling, general and administrative expenses	18,613	21,679	66,048	69,384
Income from operations	2,873	1,996	8,740	4,807
Other (expense) income:
Interest expense, net	(2,367)	(1,768)	(6,000)	(4,231)
Other income, net	128	128	2,150	399
Change in fair value of warrant liability	(21)	231	53	2,348
Total other expense, net	(2,260)	(1,409)	(3,797)	(1,484)
Income before income tax provision	613	587	4,943	3,323
Income tax expense	(733)	(78)	(1,765)	(174)
Net (loss) income	$(120)	$509	$3,178	$3,149

(Loss) earnings per share:
Basic	$(0.00)	$0.01	$0.07	$0.06
Diluted	$(0.00)	$0.01	$0.06	$0.06
Weighted average shares outstanding:
Basic	47,180,634	53,208,538	48,779,067	53,076,733
Diluted	47,180,634	53,385,111	49,056,561	53,272,973

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2025 and 2024

(in thousands, except share data)

(Unaudited)

					Shares of	Treasury	Total
	Common stock		Additional	Retained	Treasury	Stock,	stockholders’
	Amount	Shares	paid-in capital	earnings	Stock	at cost	equity
Balance at December 31, 2024	$5	53,252,563	$316,493	$139,122	-	$-	$455,620
Share-based compensation	-	-	1,160	-	-	-	1,160
Shares issued under the 2020 Equity Incentive Plan, net of shares withheld for taxes	0	36,074	-	-	-	-	0
Purchase of treasury stock	-	-	-	-	6,428,571	(45,000)	(45,000)
Retirement of treasury stock	0	(6,428,571)	(45,000)	-	(6,428,571)	45,000	0
Shares surrendered for tax withholdings on equity awards	-	-	(45)	-	-	-	(45)
Net loss	-	-	-	(5,277)	-	-	(5,277)
Balance at March 31, 2025	$5	46,860,066	$272,608	$133,845	-	$-	$406,458
Share-based compensation	-	-	668	-	-	-	668
Shares issued under the 2020 Employee Stock Purchase Plan	0	39,754	195	-	-	-	195
Shares issued under the 2020 Equity Incentive Plan, net of shares withheld for taxes	0	194,049	-	-	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	16	-	-	-	16
Net income	-	-	-	8,575	-	-	8,575
Balance at June 30, 2025	$5	47,093,869	$273,487	$142,420	-	$-	$415,912
Share-based compensation	-	-	1,297	-	-	-	1,297
Shares issued under the 2020 Equity Incentive Plan, net of shares withheld for taxes	0	91,142	-	-	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(8)	-	-	-	(8)
Net loss	-	-	-	(120)	-	-	(120)
Balance at September 30, 2025	$5	47,185,011	$274,776	$142,300	-	-	$417,081

					Total
	Common stock		Additional	Retained	stockholders’
	Amount	Shares	paid-in capital	earnings	equity
Balance at December 31, 2023	$5	52,954,430	$311,739	$133,271	$445,015
Share-based compensation	-	-	799	-	799
Shares issued under the 2020 Equity Incentive Plan, net of shares withheld for taxes	0	54,596	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(108)	-	(108)
Net income	-	-	-	6,277	6,277
Balance at March 31, 2024	$5	53,009,026	$312,430	$139,548	$451,983
Share-based compensation	-	-	1,144	-	1,144
Shares issued under the 2020 Employee Stock Purchase Plan	0	48,202	325	-	325
Shares issued under the 2020 Equity Incentive Plan, net of shares withheld for taxes	0	26,986	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(16)	-	(16)
Net loss	-	-	-	(3,637)	(3,637)
Balance at June 30, 2024	$5	53,084,214	$313,883	$135,911	$449,799
Share-based compensation	-	-	1,216	-	1,216
Shares issued under the 2020 Equity Incentive Plan, net of shares withheld for taxes	0	126,628	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	-	-	-
Net income	-	-	-	509	509
Balance at September 30, 2024	$5	53,210,842	$315,099	$136,420	$451,524

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,178	$3,149
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	14,237	10,945
Amortization of debt issuance costs	292	248
Amortization of operating lease assets	215	111
Inventory reserve	2,580	1,809
Provision for doubtful accounts	-	195
Deferred income taxes	1,738	467
Change in fair value of warrant liability	(53)	(2,348)
Share-based compensation	3,125	3,159
Changes in operating assets and liabilities:
Accounts receivable	(8,968)	(2,700)
Income tax receivable	951	(411)
Inventory	(50,291)	(62,587)
Deposits, prepaid expenses, and other current assets	(305)	(5,673)
Other assets	8	(575)
Advance vendor payments	615	23,500
Accounts payable	(3,050)	4,973
Accrued expenses	(694)	657
Deferred revenue	(874)	(2,144)
Lessee and customer purchase deposits	(1,029)	882
Deferred insurance proceeds	3,700	-
Other liabilities	292	(11)
Net cash used in operating activities	(34,333)	(26,354)
Cash flows from investing activities:
Proceeds from sale of assets	1,750	3,800
Acquisition of aircraft and engines held for lease, including capitalized cost	(2,678)	(6,488)
Purchase of property and equipment	(4,494)	(8,768)
Net cash used in investing activities	(5,422)	(11,456)
Cash flows from financing activities:
Proceeds from long-term debt	1,174	615
Repayments of long-term debt	(462)	(8,605)
Proceeds from revolving credit facility	256,469	132,294
Repayments of revolving credit facility	(171,900)	(82,781)
Payments of debt issuance costs	(115)	-
Purchase of treasury stock	(45,000)	-
Proceeds from the issuance of Employee Stock Purchase Plan shares	195	325
Taxes paid related to net share settlement of equity awards	(37)	(124)
Net cash provided by financing activities	40,324	41,724

Increase in cash and cash equivalents	569	3,914
Cash and cash equivalents, beginning of period	4,698	5,873
Cash and cash equivalents, end of period	$5,267	$9,787

Supplemental disclosure of cash activities
Income tax refunds, net	$(725)	$(20)
Interest paid	$5,762	$4,173
Supplemental disclosure of noncash investing activities
Reclassification of inventory to equipment held for lease, net	$27,189	$12,711
Reclassification of inventory to property and equipment, net	$3,417	$-
Reclassification of equipment held for lease, net from property and equipment, net	$(8,773)	$-

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

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

Products Revenue — Whole Asset Sales

Revenue from whole asset sales is measured based on consideration specified in the contract with the customer. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, condition of the whole asset, bill of sale and the assignment of rights and warranties from the Company to the customer. The Company has identified the transfer of the whole asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of whole assets) and is explicitly stated in each contract. Whole asset sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer is the date the customer obtains control over the asset and results in the recognition of revenue. Payment is required in full upon customers’ acceptance of the whole asset on the date of the transfer, unless the Company extends credit terms to customers it deems creditworthy.

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

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company has analyzed the OBBB and determined there was no material impact in the third quarter of 2025, nor does the Company expect a material impact on its 2025 consolidated financial statements.

New Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes Topic 740: Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 was effective for fiscal years beginning after December 15, 2024. The amendments in ASU 2023-09 were adopted by the Company as of January 1, 2025. The Company’s results of operations, cash flows, and financial condition were not impacted by the adoption of this ASU.

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

Contract assets are as follows (in thousands):

	September 30, 2025	December 31, 2024	Change
Contract assets	$4,938	$6,166	$(1,228)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our condensed consolidated balance sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on the accompanying condensed consolidated balance sheets and amounted to $1.8 million as of December 31, 2024, of which $0.7 million was related to contract liabilities for services to be performed. For the three and nine months ended September 30, 2025, the Company recognized as revenue $0.1 million and $0.7 million, respectively, of contract liabilities included in the deferred revenue balance as of December 31, 2024 for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025			2025
	Asset Management			Asset Management
	Solutions	TechOps	Total Revenue	Solutions	TechOps	Total Revenue
USM	$29,422	$4,986	$34,408	$94,031	$10,987	$105,018
Whole asset sales	376	-	376	35,513	-	35,513
Engineered solutions	-	2,184	2,184	-	8,148	8,148
Total products	29,798	7,170	36,968	129,544	19,135	148,679
Leasing	9,403	-	9,403	25,135	-	25,135
Services	-	24,820	24,820	-	70,535	70,535
Total revenue	$39,201	$31,990	$71,191	$154,679	$89,670	$244,349

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024			2024
	Asset Management			Asset Management
	Solutions	TechOps	Total Revenue	Solutions	TechOps	Total Revenue
USM	$20,928	$3,718	$24,646	$58,060	$13,211	$71,271
Whole asset sales	22,586	-	22,586	79,147	-	79,147
Engineered solutions	-	487	487	-	2,209	2,209
Total products	43,514	4,205	47,719	137,207	15,420	152,627
Leasing	6,900	-	6,900	14,268	-	14,268
Services	-	28,065	28,065	-	83,430	83,430
Total revenue	$50,414	$32,270	$82,684	$151,475	$98,850	$250,325

NOTE D — INVENTORY

Following are the major classes of inventory as of the below dates (in thousands):

	September 30, 2025	December 31, 2024
USM	$135,375	$118,025
Whole assets	138,079	141,770
Work-in-process	22,527	27,358
MRO and engineered solutions	75,165	68,637
	$371,146	355,790
Less short term	(255,501)	(224,832)
Long term	$115,645	$130,958

The Company recorded inventory scrap loss reserves of $0.8 million and $2.4 million for the three and nine months ended September 30, 2025, respectively. The Company recorded inventory scrap loss reserves of $1.7 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. The Company recorded an inventory reserve of $0.2 million for the three and nine months ended September 30, 2025. Additions to inventory reserves are included in cost of products in the accompanying condensed consolidated statements of operations.

Our allocation of inventory between short term and long term reflects the inventory’s operating cycle, which is longer than one year due to teardown and repair lead times. Inventory expected to be monetized within 18 months, along with work-in-process and inventory used in MRO activities, is reported under current assets.

In April 2024, one of the Company’s leased secondary parts warehouses in Roswell, New Mexico, was destroyed by a fire. Inside the warehouse were various aircraft parts typically sold by the Company as USM. The Company carries insurance covering these parts, with a limit of $100 million and $10,000 deductible. The Company filed a claim for the replacement value of the inventory that was destroyed or rendered not sellable by the fire in the amount of $67.6 million. The cost basis of the destroyed inventory was $6.0 million. As of September 30, 2025, the Company has collected approximately $34.6 million from insurance companies in connection with this claim, of which $3.7 million was collected during the nine months ended September 30, 2025. The recognition of any gain on insurance proceeds exceeding the related loss has been deferred until the claim is fully settled with the insurers. The deferred gain in the amount of $28.6 million as of September 30, 2025 is presented under deferred insurance proceeds in the accompanying condensed consolidated balance sheets.

NOTE E — INTANGIBLE ASSETS, NET

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

The Company determined the fair value of assets acquired and liabilities assumed using a variety of methods. An income approach based on discounted cash flows was used to determine the values of our trademarks, certifications, customer relationships and Federal Aviation Administration (“FAA”) certificates. The assumptions the Company used to estimate the fair value of our reporting units are based on historical performance, as well as forecasts used in our current business plan, and require considerable management judgment.

The Company’s goodwill and intangible assets as defined by ASC 350 are related to its acquired subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT” or “AerSale AeroStructures -Miami”), which are included in the TechOps segment. See Note L for information about our business segments.

Goodwill and other intangible assets, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Asset Management:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Net book value of intangibles assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	September 30, 2025	December 31, 2024
Asset Management:
Customer relationships	10	$3,459	$4,187
ALGS:
Customer relationships	10	-	10
ACS:
Customer relationships	10	665	823
ACT:
Customer relationships	10	3,815	4,505
AerSale:
AerAware Flight manuals	10	625	675
Total intangible assets with definite lives, net		$8,564	$10,200

Total amortization expense amounted to $0.5 million for the three months ended September 30, 2025 and 2024. Total amortization expense amounted to $1.6 million for the nine months ended September 30, 2025 and 2024. Accumulated amortization amounted to $13.1 million and $11.5 million as of September 30, 2025 and December 31, 2024, respectively.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.

NOTE F — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, as of the below dates, consisted of the following (in thousands):

	Useful Life
	In Years	September 30, 2025	December 31, 2024
Tooling and equipment	5 – 15	$18,155	$17,481
Furniture and other equipment	3 – 15	14,551	13,985
Computer software	3 – 5	1,592	2,555
Leasehold improvements	2 – 15	27,289	25,527
Flight equipment held for R&D	2 – 8	-	8,383
		61,587	67,931
Less accumulated depreciation		(30,094)	(31,600)
		$31,493	$36,331

Depreciation expense amounted to $1.4 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense amounted to $4.1 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE G — LEASE RENTAL REVENUE AND AIRCRAFT AND ENGINES HELD FOR LEASE

Aircraft and engines held for lease, net, as of the below dates consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Aircraft and engines held for lease	$131,183	$96,910
Less accumulated depreciation	(33,176)	(29,063)
	$98,007	$67,847

Total depreciation expense amounted to $2.8 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively. Total depreciation expense amounted to $8.5 million and $5.5 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in cost of leasing in the accompanying condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $5.3 million and $3.8 million for the three months ended September 30, 2025 and 2024, respectively. Supplemental rents recognized as revenue totaled $12.9 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Year ending December 31:
Remaining three months of 2025	$4,654
2026	15,184
2027	8,958
2028	3,777
2029	3,081
Thereafter	2,904
Total minimum lease payments	$38,558

NOTE H — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and related benefits	$2,214	$3,457
Accrued legal fees	997	741
Commission fee accrual	1,010	758
Accrued federal, state and local taxes and fees	184	120
Other	2,366	2,324
	$6,771	$7,400

NOTE I – WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding as of September 30, 2025 and December 31, 2024. 750,000 warrants were issued to founders in a private placement (the “Private Warrants”). Each of the Private Warrants entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The outstanding Private Warrants will expire at 5:00 p.m., New York City time, on December 22, 2025, or earlier upon redemption or liquidation.

The Private Warrants include provisions that affect the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants do not meet the criteria for equity treatment under guidance contained in ASC Topic 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. The Company classifies the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's condensed consolidated statements of operations. The fair value of the Private Warrants is determined using the Black-Scholes option pricing model. The following table represents the assumptions used in determining the fair value of the Private Warrants as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.74%	4.38%
Expected volatility of common stock	44.26%	41.71%
Expected option term in years	0.2	1.0

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and the Company considers the historical volatility of the Company’s stock price.

NOTE J— FINANCING ARRANGEMENTS

Outstanding debt obligations as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement	$123,804	$39,235
$10.0 million CIBC Property and Equipment Revolving Term Loan	2,526	1,814
Total	126,330	41,049
Less current portion	(993)	(605)
Total long-term portion	$125,337	$40,444

Total deferred financing costs were $1.1 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively. Amortized debt issuance costs are recorded in interest expense, net through maturity of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense amounted to $0.1 million for the three months ended September 30, 2025 and 2024. Amortization expense amounted to $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 2.75%. The interest rate as of September 30, 2025 was 6.97%. Interest expense on the Revolving Credit Agreement for the three and nine months ended September 30, 2025 was $2.2 million and $5.5 million, respectively. Interest expense on the Revolving Credit Agreement for the three and nine months ended September 30, 2024 was $1.6 million and $3.6 million.

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company and the borrowers with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company and borrowers to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of September 30, 2025.

$10.0 million CIBC Property and Equipment Revolving Term Loan

On November 22, 2024 the Company entered into a property and equipment revolving term loan (the “CIBC Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Advances made by the lender are convertible into term loans at the option of the lender at a rate of SOFR plus 3.0% and have a maturity date of thirty-six (36) months from the term loan conversion date. Advances under this loan are collateralized by the property and equipment it finances and requires interest only payments until converted to a term loan, at which point, principal and interest payments are required. As of December 31, 2024, borrowings under this facility were converted to a term loan maturing on December 23, 2027. During the nine months ended September 30, 2025, the Company borrowed an additional $1.2 million under this facility, which was converted to a term loan maturing on September 30, 2028.

The CIBC Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of September 30, 2025.

The effective rate on this facility as of September 30, 2025 was 7.36%. Maturities of the CIBC Equipment Loan as of  September 30, 2025 are as follows (in thousands):

Year ending December 31:
Remaining three months of 2025	$248
2026	993
2027	993
2028	292
Total payments	$2,526

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(120)	$509	$3,178	$3,149

Weighted-average number of shares outstanding - basic	47,180,634	53,208,538	48,779,067	53,076,733
Additional shares from assumed stock-settled options	-	-	-	12,524
Additional shares from assumed stock-settled restricted stock units	-	166,000	272,316	180,178
Additional shares from assumed issuance under the Employee Stock Purchase Plan	-	10,573	5,178	3,538
Weighted-average number of shares outstanding - diluted	47,180,634	53,385,111	49,056,561	53,272,973

(Loss) earnings per share – basic:	$(0.00)	$0.01	$0.07	$0.06
(Loss) earnings per share – diluted:	$(0.00)	$0.01	$0.06	$0.06

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed stock-settled restricted stock units	455,075	-	-	-
Additional shares from assumed issuance under the Employee Stock Purchase Plan	5,178	-	-	-

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

The accounting policies for the segments are the same as those described in Note B. Our reportable segments are aligned principally around the differences in products and services. Gross profit is calculated by subtracting cost of sales from revenue; income (loss) from operations is calculated by further subtracting unapplied operating expenses and selling, general and administrative expenses. The assets and certain expenses related to corporate activities are not allocated to the segments. The segment reporting excludes the allocation of interest expense, interest income, other income (expense), net, change in fair value of warrant liability and income tax expense (benefit).

Selected financial information for each segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Asset Management Solutions
Aircraft	$8,249	$8,940	$26,018	$34,388
Engine	30,952	41,474	128,661	117,087
	39,201	50,414	154,679	151,475
TechOps
MRO services	24,820	28,065	70,535	83,430
Product sales	7,170	4,205	19,135	15,420
	31,990	32,270	89,670	98,850
Total	$71,191	$82,684	$244,349	$250,325

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales
Asset Management Solutions
Aircraft	$4,923	$5,931	$16,740	$23,120
Engine	20,891	25,195	85,547	71,054
	25,814	31,126	102,287	94,174
TechOps
MRO services	19,561	24,905	55,489	70,793
Product sales	4,330	2,978	11,785	11,167
	23,891	27,883	67,274	81,960
Total	$49,705	$59,009	$169,561	$176,134

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit
Asset Management Solutions
Aircraft	$3,326	$3,009	$9,278	$11,268
Engine	10,061	16,279	43,114	46,033
	13,387	19,288	52,392	57,301
TechOps
MRO services	5,259	3,160	15,046	12,637
Product sales	2,840	1,227	7,350	4,253
	8,099	4,387	22,396	16,890
Total	$21,486	$23,675	$74,788	$74,191

The following table reconciles segment gross profit to income before income tax provision for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$13,387	$8,099	$21,486	$19,288	$4,387	$23,675
Operating expenses	(2,484)	(1,701)	(4,185)	(2,361)	(1,984)	(4,345)
Selling, general and administrative expenses	(2,409)	(3,577)	(5,986)	(4,142)	(4,337)	(8,479)
Segment income (loss) from operations	$8,494	$2,821	$11,315	$12,785	$(1,934)	$10,851
Other corporate expenses			(8,442)			(8,855)
Income from operations			2,873			1,996
Other (expense) income:
Interest expense, net			(2,367)			(1,768)
Other income, net			128			128
Change in fair value of warrant liability			(21)			231
Income before income tax provision			$613			$587

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$52,392	$22,396	$74,788	$57,301	$16,890	$74,191
Operating expenses	(9,564)	(6,318)	(15,882)	(8,848)	(7,695)	(16,543)
Selling, general and administrative expenses	(10,211)	(11,796)	(22,007)	(11,626)	(14,537)	(26,163)
Segment income (loss) from operations	$32,617	$4,282	$36,899	$36,827	$(5,342)	$31,485
Other corporate expenses			(28,159)			(26,678)
Income from operations			8,740			4,807
Other (expense) income:
Interest expense, net			(6,000)			(4,231)
Other income, net			2,150			399
Change in fair value of warrant liability			53			2,348
Income before income tax provision			$4,943			$3,323

	September 30,	December 31,
	2025	2024
Total Assets
Asset Management Solutions	$435,933	$383,336
TechOps	197,038	205,655
Corporate	13,305	15,732
	$646,276	$604,723

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Depreciation and Amortization Expense
Asset Management Solutions	$3,196	$5,066	$9,569	$6,628
TechOps	1,283	2,578	3,828	3,537
Corporate	287	522	840	780
	$4,766	$8,166	$14,237	$10,945

	Nine Months Ended September 30,
	2025	2024
Total Capital Expenditures
Asset Management Solutions	$2,713	$6,446
TechOps	4,087	8,194
Corporate	372	616
	$7,172	$15,256

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and nine months ended September 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset Management Solutions	$77	$86	$1,658	$692
TechOps	2,076	2,397	6,109	9,993
Total intersegment revenue	$2,153	$2,483	$7,767	$10,685

NOTE M — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 47,185,011 and 53,252,563 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

Restricted stock unit activity under the 2020 Plan for the nine months ended September 30, 2025 and 2024 was as follows:

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2024	1,380,277	$8.38
Granted	1,533,722	6.03
Forfeited	(100,507)	8.56
Vested	(326,764)	10.30
Expired	(10,404)	16.02
Outstanding at September 30, 2025	2,476,324	$6.64

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2023	532,399	$14.82
Granted	1,148,201	7.07
Forfeited	(67,887)	14.64
Vested	(221,337)	14.90
Outstanding at September 30, 2024	1,391,376	$8.43

As of September 30, 2025, the unrecognized compensation costs related to restricted stock units $6.0 million. The Company expects to recognize these costs over a weighted average period of 1.9 years.

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

As of September 30, 2025, the Company’s restricted stock units included 1,536,258 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones at 100% and 200% vesting targets.

The Company recorded $0.1 million share-based compensation expense for the performance-based awards for the three and nine months ended September 30, 2025. The Company did not recognize share-based compensation for the performance-based awards for the three and nine months ended September 30, 2024 given than the achievement of the performance milestones was deemed not probable.

The share-based compensation expense related to Restricted Stock Units was $0.8 million for the three months ended September 30, 2025 and 2024, respectively. The share-based compensation expense related to Restricted Stock Units was $2.1 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively.

The total grant date fair value of restricted stock awarded during the nine months ended September 30, 2025 and 2024 was $9.3 million and $8.1 million, respectively.

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

Under the 2020 Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The assumptions used in the Black-Scholes option-pricing model for options granted in 2024 and 2025 are as follows:

	Grant Date
	August 6, 2025	August 1, 2025	July 1, 2024	June 7, 2024
Risk-free interest rate	3.77%	3.77%	4.44%	4.42%
Expected volatility of common stock	43.56%	43.56%	50.03%	50.04%
Dividend yield	-	-	-	-
Expected option term in years	6.0	6.0	6.0	6.0
Grant-date fair value (per share)	$ 2.92	$ 2.80	$ 3.46	$ 3.73

Stock options activity under the 2020 Plan for the nine months ended September 30, 2025 and 2024 was as follows:

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	646,301	$7.02	9.44	$-
Granted	763,485	6.08	-	1,612
Forfeited	(38,646)	7.02	-	45
Expired	(32,205)	7.02	-	38
Outstanding at September 30, 2025	1,338,935	$6.48	9.26	$2,286

Exercisable at September 30, 2025	191,811	$7.02	8.69	$262,397

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	-	$-	-	$-
Granted	646,301	7.02	9.69	-
Forfeited	-	-	-	-
Outstanding at September 30, 2024	646,301	$7.02	9.69	$-

Exercisable at September 30, 2024	-	$-	-	$-

As of September 30, 2025, the unrecognized compensation costs related to stock options was $2.6 million. The Company expects to recognize those costs over a weighted average period of 1.6 years.

The share-based compensation expense related to stock options was $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The share-based compensation expense related to stock options was $0.9 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The total grant date fair value of stock options awarded was $2.2 million and $2.4 million during the nine months ended September 30, 2025 and 2024, respectively.

2020 Employee Stock Purchase Plan

The Company also maintains the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. During the nine months ended September 30, 2025 and 2024, the Company issued 39,754 and 48,202 shares, respectively, pursuant to the ESPP.

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

Although we are not aware of any specific event or circumstance that would require updates to our estimates or judgments, disruption in the global economy and financial markets, geopolitical instability, and government actions related to trade policies, tariffs and immigration continue to create uncertainty. We source parts and components for our business from various suppliers around the world. Current geopolitical conditions, including trade restrictive actions, strained intercountry relations, and the continued shutdown of the U.S. government, could cause significant materials and parts shortages, as well as delivery delays, labor shortages, disruptions to government contracts such as delayed payments or halted projects, effects on supply chains due to reduced staffing for customs, inspections and transportation oversight, or delays in regulatory approvals, distribution issues, energy cost increases and price increases. Furthermore, the U.S. government’s adoption of new approaches to trade policy and imposition of tariffs on certain foreign goods (as well as the possibility of imposing significant, additional tariffs in the future) may make it more difficult or costly for us to procure components and other material supplies and, in turn, may increase the cost to our customers, which may materially and adversely impact demand for our products and services, our results of operations or our financial condition. We continue to monitor the current economic environment and its potential impact on our business, results of operations or financial condition, as well as potential impact on our end customers whose demand for our products and services may be adversely impacted as a result of changes in policies by the U.S. or other governments, and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Our estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

The most recently adopted and to be adopted accounting pronouncements are described in Note B of our condensed consolidated financial statements included in this Quarterly Report and in Note B within our consolidated annual financial statements in Part II, Item 8 of the 2024 Form 10-K.

Results of Operations

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Sales and gross profit for AerSale’s two business segments for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	Percent Change
Revenue
Asset Management Solutions
Aircraft	$8,249	$8,940	(7.7)%
Engine	30,952	41,474	(25.4)%
	39,201	50,414	(22.2)%
TechOps
MRO	24,820	28,065	(11.6)%
Product Sales	7,170	4,205	70.5%
	31,990	32,270	(0.9)%

Total	$71,191	$82,684	(13.9)%

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$3,326	$3,009	10.5%
Engine	10,061	16,279	(38.2)%
	13,387	19,288	(30.6)%
TechOps
MRO	5,259	3,160	66.4%
Product Sales	2,840	1,227	131.5%
	8,099	4,387	84.6%

Total	$21,486	$23,675	(9.2)%

Total revenue for the three months ended September 30, 2025 decreased $11.5 million, or 13.9%, compared to the three months ended September 30, 2024, driven by a decrease of $11.2 million, or 22.2%, in revenue within Asset Management Solutions, and a decrease of $0.3 million, or 0.9%, in revenue within TechOps.

Asset Management Solutions

Revenue in the Asset Management Solutions segment decreased $11.2 million or 22.2%, to $39.2 million for the three months ended September 30, 2025, due to a $0.7 million, or 7.7%, decrease in revenue from Aircraft and a $10.5 million, or 25.4%, decrease in revenue from Engine. The decrease in Aircraft revenue is due to lower USM revenue across multiple product lines in the amount of $2.0 million, as well as lower Flight Equipment sales, partly offset by higher leasing activity in the B757 product line in the amount of $1.6 million. The decrease in Engine revenue is primarily attributable to lower activity in the CFM56 and RB211 product lines due to lower Flight Equipment sales in the amount of $21.9 million, partly offset by higher leasing activity of $0.9 million, and higher USM sales of $10.5 million in the CF6-80 and PW4000 product lines, as we monetize our previous feedstock acquisitions.

Cost of sales in Asset Management Solutions decreased $5.3 million or 17.1%, to $25.8 million for the three months ended September 30, 2025, compared to the prior year period. The decrease in cost of sales was primarily driven by the sales decrease discussed above. Gross profit in the Asset Management Solutions segment decreased $5.9 million, or 30.6%, to $13.4 million for the three months ended September 30, 2025, compared to the three months ended

September 30, 2024. The gross profit decrease is mainly attributable to lower revenue generated for the three months ended September 30, 2025, as noted above.

Aircraft gross profit margins increased to 40.3% for the three months ended September 30, 2025, from 33.7% for the three months ended September 30, 2024 due to higher margin contribution from leasing revenue. Engine gross profit margin was 32.5% for the three months ended September 30, 2025, a decrease from 39.3% for the three months ended September 30, 2024, which was primarily the result of changes in the revenue mix, mainly lower Flight Equipment sales which, historically, tend to generate higher margins.

TechOps

Our revenue from TechOps decreased by $0.3 million or 0.9%, to $32.0 million for the three months ended September 30, 2025, compared to the prior year period. The decrease was driven by lower sales volume in our Goodyear, Arizona and Roswell, New Mexico facilities, partly offset by higher revenue from the Company’s component MROs.

Cost of sales in TechOps decreased $4.0 million or 14.3%, to $23.9 million for the three months ended September 30, 2025 compared to the prior year period. This was driven by lower revenue as discussed above and a shift to more profitable work. Gross profit in TechOps increased $3.7 million, or 84.6% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by higher gross profit of $2.1 million on MRO services, as a result of focus on higher margin opportunities and implementation of process efficiencies that allowed us to increase gross margins, which fully offset the lower revenue. Gross profit margin increased to 25.3% for the three months ended September 30, 2025 compared to 13.6% for the prior year period, due to the initiatives discussed above which increased MRO margins from 11.3% in the prior year period to 21.2% for the three months ended September 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.1 million, or 14.1% to $18.6 million for the three months ended September 30, 2025, compared to the prior year period. The decrease was related to lower variable and fixed payroll costs, which benefited from the efficiency initiatives implemented earlier in the year.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the three months ended September 30, 2025, the amount recorded for change in fair value of warrant liability loss was not significant, compared to a $0.2 million income in the prior year period.

Interest Expense, Net

Interest expense, net was $2.4 million for the three months ended September 30, 2025, compared to $1.8 million interest expense, net for the three months ended September 30, 2024. The increase in interest expense is primarily driven by higher borrowings under our debt facilities during the current year period driven by increased feedstock acquisitions to continue our growth and funding of a stock buyback executed in the first quarter of 2025.

Income Taxes

The effective tax rate for the three months ending September 30, 2025 was 119.6% compared to 13.3% for the three months ended September 30, 2024. The difference between the effective tax rate and the statutory tax rate of 21.0% for the three months ended September 30, 2025, is primarily due to the impact of state income taxes and stock-based compensation. The difference between the effective tax rate and the statutory tax rate of 21.0% for the three months ended September 30, 2024, is primarily due to the impact of state income taxes and stock-based compensation.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Sales and gross profit for AerSale’s two business segments for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	Percent Change
Revenue
Asset Management Solutions
Aircraft	$26,018	$34,388	(24.3)%
Engine	128,661	117,087	9.9%
	154,679	151,475	2.1%
TechOps
MRO	70,535	83,430	(15.5)%
Product Sales	19,135	15,420	24.1%
	89,670	98,850	(9.3)%

Total	$244,349	$250,325	(2.4)%

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$9,278	$11,268	(17.7)%
Engine	43,114	46,033	(6.3)%
	52,392	57,301	(8.6)%
TechOps
MRO	15,046	12,637	19.1%
Product Sales	7,350	4,253	72.8%
	22,396	16,890	32.6%

Total	$74,788	$74,191	0.8%

Total revenue for the nine months ended September 30, 2025 decreased $6.0 million, or 2.4%, compared to the nine months ended September 30, 2024, driven by a decrease of $9.2 million, or 9.3%, in revenue within TechOps, partially offset by an increase of $3.2 million, or 2.1%, in revenue within Asset Management Solutions.

Asset Management Solutions

Revenue in the Asset Management Solutions segment increased $3.2 million or 2.1%, to $154.7 million for the nine months ended September 30, 2025, due to a $11.6 million, or 9.9%, increase in revenue from Engine; offset by an $8.4 million, or 24.3%, decrease in revenue from Aircraft. The increase in Engine revenue is primarily attributable to increased activity in the CF6-80 and PW4000 product lines as a result of higher USM sales in the amount of $35.2 million and higher leasing revenue in the amount of $7.4 million, partly offset by lower sales of Flight Equipment. The decrease in Aircraft revenue is primarily attributable to decreased activity in the B737 product line due to lower Flight Equipment sales in the amount of $12.6 million, partially offset by higher leasing revenue from the B757 product line.

Cost of sales in Asset Management Solutions increased $8.1 million, or 8.6%, to $102.3 million for the nine months ended September 30, 2025, compared to the prior year period. The increase in cost of sales was primarily driven by higher costs on USM sales driven by the sales increase noted above. Gross profit in the Asset Management Solutions segment decreased $4.9 million, or 8.6%, to $52.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The gross profit decrease is mainly attributable to changes in the revenue mix for the nine months ended September 30, 2025, mainly lower Flight Equipment sales which, historically, tend to generate higher margins.

Aircraft gross profit margin increased to 35.7% for the nine months ended September 30, 2025, from 32.8% for the nine months ended September 30, 2024, due to higher margins on leasing revenue. Engine gross profit margin was 33.5% for the nine months ended September 30, 2025, a decrease from 39.3% for the nine months ended September 30, 2024, which was primarily due to changes in the USM product mix, offset by higher margin on leasing revenue.

TechOps

Our revenue from TechOps decreased by $9.2 million, or 9.3%, to $89.7 million for the nine months ended September 30, 2025, compared to the prior year period. The decrease was primarily driven by lower MRO services.

Cost of sales in TechOps decreased $14.7 million, or 17.9%, to $67.3 million for the nine months ended September 30, 2025, compared to the prior year period, driven by the lower revenue discussed above. Gross profit in TechOps increased $5.5 million, or 32.6%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven by higher profit generated on product sales and a focus on higher margin work. Gross profit margin increased to 25.0% for the nine months ended September 30, 2025 compared to 17.1% for the nine months ended September 30, 2024, and was largely attributable to higher margins from the Company’s on airport and landing gear MROs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.3 million, or 4.8%, to $66.0 million for the nine months ended September 30, 2025, compared to the prior year period. The decrease was related to lower variable and fixed payroll costs that benefited from the efficiency initiatives that were implemented earlier in the year, partially offset by inflationary cost increases.

Change in Fair Value of Warrant Liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants is determined using a Black Scholes option pricing model. For the nine months ended September 30, 2025, we recorded a change in fair value of the warrant liability income of $0.1 million, compared to a $2.3 million income in the prior year period.

Interest Expense, Net

Interest expense, net was $6.0 million for the nine months ended September 30, 2025, compared to $4.2 million for the nine months ended September 30, 2024. This was primarily related to interest expense incurred on higher borrowings under our debt facilities during the current year period compared to the prior period related to the timing of changes in working capital and funding of the stock buyback executed in the first quarter of 2025.

Income Taxes

The effective tax rate for the nine months ended September 30, 2025 was 35.7% compared to 5.2% for the nine months ended September 30, 2024. The difference between the effective tax rate and the statutory tax rate of 21.0% for the nine months ended September 30, 2025, is primarily due to the impact of state income taxes and stock-based compensation. The difference between the effective tax rate and the statutory tax rate of 21.0% for the nine months ended September 30, 2024, is primarily due to the impact of state income taxes and stock-based compensation.

Financial Position, Liquidity and Capital Resources

As of September 30, 2025, we had $5.3 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $123.8 million outstanding under the Revolving Credit Agreement (as defined below) as of September 30, 2025, and we had $53.6 million of availability thereunder. We used cash in operations of $34.3 million for the nine months ended September 30, 2025, primarily for feedstock acquisitions, and used cash in investing activities of $5.4 million for the nine months ended September 30, 2025.

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

Cash Flows— Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Cash Flows from Operating Activities

Net cash used in operating activities was $34.3 million for the nine months ended September 30, 2025, compared to cash used of $26.4 million for the same period in 2024. The increase in cash deployed of $8.0 million was primarily due to the timing of vendor advances associated with feedstock and changes in working capital levels during the nine months ended September 30, 2025 compared to the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.4 million for the nine months ended September 30, 2025, compared to cash used of $11.5 million in the same period for 2024. The reduction in cash used in investing activities was driven by purchases of property and equipment during the nine months ended September 30, 2025 and September 30, 2024 due to the completion of the Company’s expansion projects.

Cash Flows from Financing Activities

Net cash provided by financing activities was $40.3 million for the nine months ended September 30, 2025, compared to cash provided of $41.7 million in the same period for 2024. Cash provided by financing activities during the nine months ended September 30, 2025 resulted from net borrowings under our Revolving Credit Agreement and borrowings under the CIBC Equipment Loan (as defined below), offset by cash used in the repurchase of common stock in the first quarter of 2025. Cash provided by financing activities during the nine months ended September 30, 2024 is the result of proceeds from net borrowings under the Revolving Credit Agreement.

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

As of September 30, 2025, there was $123.8 million outstanding under the Revolving Credit Agreement and we had $53.6 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of September 30, 2025.

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

During the nine months ended September 30, 2025, the Company borrowed an additional $1.2 million under this facility, converted to a term loan maturing on September 30, 2028. As of September 30, 2025, $2.5 million remained outstanding under this facility.

We were in compliance with our debt covenants for the CIBC Equipment Loan as of September 30, 2025.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of September 30, 2025. Refer to Note Q – Leases, within our consolidated annual financial statements in our 2024 Form 10-K for a listing of our non-cancelable contractual obligations under operating leases.

The Company has entered into a purchase commitment with Universal Avionics for the acquisition of technical equipment for manufacturing our AerAwareTM product of which $6.8 million remain outstanding as of September 30, 2025. The commitment is expected to be satisfied in 2025.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2024 Form 10-K. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the nine months ended September 30, 2025, there were no material changes in our critical accounting estimates and policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the CIBC Equipment Loan, which have variable interest rates tied to the Secured Overnight Financing Rate. As of September 30, 2025, we had $123.8 million outstanding variable rate borrowings under the Revolving Credit Agreement and $2.5 million outstanding variable rate borrowings under the CIBC Equipment Loan. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of September 30, 2025 would increase our annual interest expense by $0.6 million.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three and nine months ended September 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2025.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions and Terminations

During the fiscal quarter ended September 30, 2025, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated Bylaws of Monocle Holdings Inc., dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of Monocle Holdings Inc., dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.2	02/14/2020
4.2	Specimen Warrant Certificate of Monocle Holdings Inc.	S-4/A	333-235766	4.3	02/14/2020
4.3	Warrant Agreement, dated February 6, 2019, between Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38801	4.1	02/12/2019
4.4	Assignment and Assumption Agreement, dated December 22, 2020, by and among Monocle Holdings Inc., Monocle Acquisition Corporation and Continental Stock Transfer & Trust Company.	8-K	001-38801	10.9	12/23/2020
10.1	First Amendment to the AerSale Corporation 2020 Employee Stock Purchase Plan.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	November 7, 2025	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)