Form 10-K
period 2025-12-31
AerSale Corp
filed 2026-03-10
CIK 1754170

Finreporting25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the closing price of $6.01 for shares of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $232 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of registrant’s common stock outstanding as of March 2, 2026 was 47,241,615.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview of Business and Operations

Our mission is to provide full-service support to owners and operators of mid-life commercial aircraft who lack the infrastructure and/or expertise to cost-effectively maintain such aircraft during the second half of their operating life through their retirement from service. By providing a one-stop shop that integrates multiple service and product offerings, we save our customers time and money, while providing value to our stockholders through our operating efficiency. We were founded in 2008 by Nicolas Finazzo and Robert B. Nichols as a platform to serve the aviation aftermarket. In early 2010, we partnered with private equity firm Leonard Green & Partners, L.P. to scale our business and finance the creation of a purpose built and fully integrated aviation company. Since our founding, we have established a global footprint and scalable platform for growth.

Our business is comprised of two reporting segments: Asset Management Solutions and Technical Operations (“TechOps”), which, taken together, provide comprehensive support to owners and operators of used commercial aircraft.

Asset Management Solutions

Our Asset Management Solutions segment, which represented approximately 63% and 62% of our revenue during the fiscal years ended December 31, 2025 and 2024, respectively, acquires Flight Equipment from airlines and leasing companies as feedstock to support our business activities. Asset Management Solutions activities include the sale and lease of aircraft and engines, as well as the disassembly of these assets for component parts (such as used serviceable material (“USM”)) that can be utilized to support third-party sales and lower the cost to maintain our portfolio of leased assets. Our aircraft and engines generally provide highly customized full-service, short-term lease support, where an operator is provided with a turn-key piece of Flight Equipment that can meet the customer’s specific needs. Our business model provides an alternative to the procurement of new aircraft, engines and parts traditionally sold by original equipment manufacturers (“OEMs”) or delivered new and leased by pure-play aircraft and engine leasing companies. Because we have created the infrastructure to market through alternative channels, we are able to maximize financial returns on Flight Equipment by cost-effectively placing such assets in the secondary market for the balance of their operating life, and upon retirement from service, extracting their greatest residual value by disassembling Flight Equipment assets to the piece-part level for re-use as USM. We do this by utilizing our integrated business units to maximize the sum of each asset’s alternative revenue streams, ranging from their sale or lease as whole operating assets, down to utilizing their collective individual components to serve as USM feedstock or to lower our leasing and operating costs related to MRO services. We also offer our integrated Asset Management Solutions services to third-party clients who lack the expertise and/or infrastructure to optimize their Flight Equipment investments. We lease engines and airframes primarily as a means of extracting value from the remaining operating life of an asset prior to disassembly for USM parts. We focus primarily on highly customized aircraft leases or short-term engine leasing where we can demand a lease premium, and we utilize our USM and MRO capabilities to fully meet all maintenance needs, which allow us to fully monetize collected maintenance reserves. After disassembly, we utilize the components as low-cost spare parts feedstock to support our various other business segments, including USM part sales, and in conjunction with our third-party maintenance operations. Consequently, the vast majority of aircraft and engines that we have acquired have ultimately been disassembled for their USM parts once the full value of their remaining operating life has been extracted.

TechOps

Our TechOps segment, which represented approximately 37% and 38% of our revenue during the fiscal years ended  December 31, 2025 and 2024, respectively, provides nose-to-tail MRO services on the most popular commercial aircraft, engines, and components that serve the passenger, cargo, and government sectors. Through our collective U.S.-based MRO facilities, we provide extensive maintenance and modification services for aircraft and their individual components. Our aircraft facilities located in Goodyear, Arizona, Roswell, New Mexico, and Millington, Tennessee collectively feature approximately 530,000 square feet of hangar space, from which we provide high-quality airframe MRO services, structural modification, conversions, and flight system upgrades, including disassembly and re-cycling operations for retiring aircraft. We additionally offer convenient long-term storage capacity for up to 650 aircraft in ideal dry-desert conditions.

At the individual component level, our facilities located in Miami, Florida, Hialeah Gardens, Florida, Rio Rancho, New Mexico, and Millington, Tennessee collectively offer specialized component MRO capabilities and services covering hydraulics, composites, pneumatics, fuel systems, electro-mechanical assemblies, interiors, painting, flight controls, nacelles, and landing gear for passenger, cargo, and military aircraft applications.

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

Examples of our Engineered Solutions products are AerSafe® and AerAware® product lines. We designed and received FAA approval to market AerSafe® as a solution for compliance with an FAA mandate to mitigate aircraft fuel tank flammability on Boeing and Airbus aircraft. AerSafe® has also been approved for installation on certain aircraft models that are regulated by the European Aviation Safety Agency (“EASA”) and the National Civil Aviation Agency of Brazil. Another example of our Engineered Solutions is our AerAware™ product, an industry-leading, next generation Enhanced Flight Vision System (“EFVS”) that provides pilots with unparalleled visibility through the use of synthetic and enhanced vision, allowing pilots a greater level of visibility and control while operating the aircraft. This product has received approval by the FAA for the Boeing B737NG product line.

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

Our Asset Management Solutions segment competitors include AAR Corp., AerCap, Delta Air Lines, Inc., GA Telesis, LLC, Kellstrom Aerospace, Heico Corporation, Willis Lease Finance Corp, Air Transport Services Group, LLC, Unical Aviation, Inc, Satair Group, Aviall, Inc, and FTAI Aviation, while competitors to our TechOps segment include AAR Corp., Aviation Technical Services, Inc., HAECO Americas, MRO Holdings, Inc., ST Engineering North America, Air Transport Services Group, LLC, Delta TechOps, TransDigm Group, VSE Corporation, Woodward, Inc., Lufthansa Technik AG, and Triumph Group. Though our product and service offerings include certain aircraft and engine leasing activities, we do not view large pure-play aircraft and engine leasing companies as core competitors, as those companies are primarily centered around cost of capital and financial securitization products, and frequently choose to divest mid-life assets as they lack the technical and mechanical capabilities to deal with assets that have exited the OEM warranty periods.

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

Growth Strategies

We intend to pursue opportunities that are well aligned with our existing capabilities, which will continue to differentiate our business.

●	Broaden our MRO Capabilities. We plan to utilize our FAA “unlimited” repair station licenses to develop new capabilities, while augmenting brand loyalty with a growing range of MRO services to support our customers’ needs. The MRO segment is accretive to our Asset Management Solutions business and provides incremental opportunities to supplement our MRO customers with Flight Equipment and USM spare parts once we have established an initial MRO service relationship.

●	Expand Our Government Presence. Many of the commercial aircraft and engines for which we provide products and services have equivalent or derivative aircraft and engine platforms that are used by various branches of the military and civilian government agencies. As government funding is generally stable and uncorrelated with the commercial aviation cycle, we view this as an important growth market. We intend to increasingly focus on capturing additional USM parts sales in addition to MRO service opportunities, directly with these government customers, or through subcontracting arrangements with government contractors.
●	Introduce New Engineered Solutions. Our Engineered Solutions offerings provide a critical value-add for customers through the introduction of proprietary alternative products, repairs and modifications which we develop to enhance aircraft performance, reliability, safety, regulatory compliance, service life, and cost-of-ownership economics. The breadth of services and capabilities that we provide our extensive customer base promotes our early identification and development of new solutions to address their evolving needs. We plan to continue to invest in new Engineered Solutions that create value for our customers and are accretive to the expansion and profitability of our MRO operations. We believe that we are well positioned to develop and market these solutions given our deep knowledge of maintenance intensive mid-life aircraft, our broad range of engineering and MRO capabilities, and our extended market reach as a global provider of Flight Equipment sales, leasing, MRO and USM parts sales.
●	Expand Our Geographical Footprint. We believe the growth in the international aviation sector represents a compelling opportunity to leverage our existing capabilities to serve a broader set of foreign aircraft owners, operators, OEMs and MRO customers. As international fleets continue to grow in size and age in both established and emerging markets, we expect to play an increasing role in supplying Flight Equipment spares, MRO support, and USM parts to burgeoning markets that currently lack a mature infrastructure to meet this demand.
●	Pursue Strategic Acquisitions. Our business has grown organically and through acquisitions since our founding. We have a proven track record of successfully expanding our capabilities through acquisitions, including our acquisition of Great Southwest Aviation (rebranded as AerSale - Roswell) in 2010, Aero Mechanical Industries (rebranded as AerSale Landing Gear Solutions) in 2015, Goodyear Maintenance Facility in 2017 (rebranded as AerSale – Goodyear), Avborne Accessory Group (rebranded as AerSale Component Solutions) in 2018, Qwest Air Parts in 2019, Q2 Aviation in 2019 and Aircraft Composite Technologies (rebranded as AerSale AeroStructures-Miami) in 2020. We will continue to evaluate opportunities to acquire businesses that meet our financial return profile and execute on these transactions where there is an opportunity to enhance our value proposition by integrating the operations of such businesses into our existing offerings of products and services.

Customers

We sell to more than 1,000 customers worldwide. Non-U.S. customers accounted for approximately 46% of our total revenue for 2025. Our principal customers are comprised of domestic and foreign passenger airlines, cargo operators and governmental agencies. We also sell our products and services to a broad range of companies that provide aftermarket Flight Equipment support services, including OEMs, MRO providers, financial sponsors and leasing companies.

We believe that the breadth of our MRO capabilities and supporting services create a compelling customer care and value proposition that fosters brand loyalty, and significantly contributes to the recurring nature of our business. In the year ended December 31, 2025, all of our top ten customers by revenue had been customers for five years or more, and 67% of revenue from our top 100 customers was generated from sales from customers utilizing more than one of our service offerings.

We primarily use the U.S. Dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk.

Sales and Marketing

We employ a global sales force of 35 professionals responsible for marketing and selling our products and services across our business segments. Our sales and marketing strategy utilizes a matrixed approach that aligns business segment-specific marketing resources with regional sales specialists who promote our integrated portfolio of products and services within their respective territories. This structure enables both targeted customer engagement at the product level and coordinated cross-selling of our broader capabilities.

Given the technical nature of our offerings, technical personnel frequently support sales and marketing efforts by participating in customer presentations, proposal development, and campaign execution related to the sale, lease, and MRO of aircraft, engines, and components.

Our marketing strategy is designed to increase brand awareness, strengthen market positioning, and drive qualified sales opportunities across our diversified offerings. We utilize a centralized customer relationship management system to support lead management, customer segmentation, and targeted marketing campaigns across business lines. This system enables coordinated outreach, improved visibility into customer engagement, and more efficient promotion of available products and services.

We supplement our direct sales and digital marketing efforts with industry event sponsorships, conference participation, press release distribution, website content, and social media initiatives. Additional marketing activities include trade publication announcements, advertising, and the development and distribution of technical white papers and blog content intended to highlight our capabilities, product offerings, and industry expertise. These initiatives are intended to reinforce brand recognition, communicate our technical capabilities, and support sales activity across our global customer base.

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

Human Capital Resources

As of February 1, 2026, we employed 704 employees worldwide, none of whom are subject to a collective bargaining agreement. Approximately 99% of our employees are based in the United States. In addition to our full-time and part-time employees, we also employ approximately 117 contract workers, an increase from prior year as a result of a contract-to-permanent staffing model at our Millington, Tennessee facility. The majority of our contract workers are located at our airframe maintenance facilities where they provide us with flexible staffing to meet customer demand.

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

Health and Safety

We have established health, safety and awareness programs in each AerSale facility. To maintain and enhance the health and safety of our employees, we actively promote and continuously strengthen a culture of safety, accountability, and improvement across all facilities. Each AerSale MRO facility has developed an Environmental Policy and Procedures Manual in compliance with applicable federal, state, and local environmental laws and regulations.

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

Our employees are encouraged to take advantage of our tuition reimbursement program to obtain professional and technical certifications or pursue degree programs related to their career track. Our annual talent and performance review allows AerSale’s management team to identify emerging talent in the organization and develop a succession plan. By evaluating our workforce and needs we can provide opportunities for growth and professional fulfillment.

Diversity and Inclusion

We are a proud Equal Opportunity Employer. For over a decade, we have created employment opportunities in diverse communities. We believe that diversity is key to our success, and we foster a culture of inclusion. By creating an environment where employees feel embraced and appreciated, we believe that our employees will be motivated to excel and contribute to our continued success. We are confident that by leveraging our employees’ differences we can innovate and remain competitive in a dynamic and demanding industry.

We have a firm commitment to diversity and inclusion in our recruiting, hiring and promotion practices. Minority and female employees are encouraged to participate in career days, job fairs and programs in the communities in which we do business. As of February 1, 2026, the Company’s employee base includes 23% females and 64% minorities. We actively engage in recruiting fairs and efforts at various training institutions. We continue to work with local organizations to identify emerging talent in our communities. AerSale remains committed to providing scholarships in aviation maintenance technical schools as well as aviation related business programs. In 2026, we aim to continue to focus on partnering with local schools and supporting students with an anticipated scholarship program that will provide financial assistance, mentorship and internship opportunities with the ultimate goal of full time employment at one of our facilities. Each manager and leader is responsible for upholding these values and supporting the goals.

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

We source parts and components for our business from various suppliers around the world. Current geopolitical conditions, including sanctions and other trade restrictive actions and intercountry relations, could cause significant materials and parts shortages, as well as delivery delays, labor shortages, distribution issues, energy cost increases and price increases. These issues could lead to significant supplier performance failures and delays. Disruptions to our supply chain and business operations, or to our suppliers’ supply chains and business operations, could have adverse effects on our ability to provide aftermarket support and services to our customers.

We are affected by factors that adversely impact the commercial aviation industry.

As a provider of products and services to the commercial aviation industry, we are generally affected by overall economic conditions of that industry. The commercial aviation industry is historically cyclical and has been negatively affected in the past by geopolitical events, such as political instability (including between Russia and Ukraine, between Israel and Hamas, and most recently, as a result of military action in Iran by the U.S. and Israel), escalating tensions (such as between China and the U.S.), terrorism, high fuel and oil prices, labor issues, lack of capital, continued inflation, high interest rates, and weak economic conditions. As a result of these and other events, from time to time certain of our customers have filed for bankruptcy protection or ceased operations. The impact of instability in the global financial markets has led, and may in the future lead, airlines to reduce domestic or international capacity. In addition, certain of our airline customers have in the past been impacted by tight credit markets, which limited their ability to buy parts, services, and Flight Equipment.

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

When a lessee defaults on its obligations under a lease and does not cure such default in a timely manner, we typically seek to terminate the applicable lease and repossess the leased Flight Equipment. If a defaulting lessee contests the termination and repossession or is under court protection, enforcement of our rights under the lease may be difficult, expensive and time-consuming. In the event the Flight Equipment is located outside of the United States, we may need to obtain governmental consents to export the Flight Equipment back to the United States. During times of military conflict or geopolitical tension, we may not be able to physically repossess Flight Equipment if it is located in a hostile country or at an airport location that is under no fly status. For example, as a result of the recent military action by the U.S. and Israel in Iran, Iran has retaliated against many civilian airport targets in the Middle East which shutdown or severely limited air travel in the region. As a result, the relevant asset may be off-lease and not generating revenue for a prolonged period. In addition, we will incur direct costs associated with repossessing our Flight Equipment, which may include legal and similar costs, costs of transporting, storing and insuring the Flight Equipment, and costs associated with necessary maintenance and recordkeeping to make the Flight Equipment available for re-lease or sale. During this time, we will not realize revenue from the Flight Equipment being repossessed and will continue to be obligated to pay any debt financing related to the Flight Equipment. If an engine is installed on an airframe, the airframe may be owned by an aircraft lessor or other third party. Our ability to recover engines installed on airframes owned by third-parties may depend on the cooperation of the airframe owner.

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

We conduct business in a number of foreign countries, certain of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	military conflicts, ongoing geopolitical tensions, civil strife, and political risks;
●	export regulations that could erode profit margins or restrict exports;
●	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom Bribery Act of 2010, and other anti-bribery and anticorruption laws;
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	import and export duties and value added taxes;
●	foreign exchange risk;
●	transportation delays and interruptions;
●	uncertainties arising from foreign local business practices and cultural considerations; and

●	changes in United States policies on trade relations and trade policy, including implementation of or changes in trade sanctions (such as those imposed on Russia), tariffs (such as tariffs on imports from Canada, Mexico and China that may or may not ultimately become effective), and embargoes.

Measures that we have or will adopt to reduce the potential impact of losses resulting from the risks of doing business internationally may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all.

Global conflicts, including the war in the Ukraine and conflict in the Middle East, including the recent military conflict in Iran, are creating an adverse climate for our business. The U.S. government has imposed enhanced export restrictions and controls on certain products and technology, as well as sanctions on certain industry sectors and parties in, among others, Russia, Belarus and parts of the Ukraine. The governments of other jurisdictions in which we may conduct business, such as the European Union, have also implemented sanctions or other restrictive measures. These sanctions and enhanced export controls, as well as any responses from Russia, could adversely affect the Company and/or our supply chain, business partners or customers, flight activity, demand for MRO and leasing services and the related macro environment. The economic and security conditions could also limit the Company’s ability to provide its services or products to certain customers, as well as limit its ability to receive payments. The totality of these events, sanctions and restrictions may have a material adverse effect on our business, financial condition, liquidity and results of operations. These sanctions and restrictions may also jeopardize and adversely impact the availability and cost of insurance which covers any assets or operations that may be subject to these restrictions and enhanced sanctions.

In October 2023, a military conflict commenced between Israel and Hamas. Although ceasefire negotiations have been underway, whether such negotiations will ultimately be successful in ending the war is difficult to predict, as are such war’s global economic impact, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets, and the impact on the Company’s business and operations and on the businesses and operations of the Company’s suppliers, customers and other third parties with which the Company conducts business. The recent military conflict in Iran, and the international response to such conflict, may also have an adverse impact on the global economy, which could adversely affect the Company’s business and operations and those of its suppliers, customers and third parties with which the Company conducts business. Of note, the Company’s enterprise resource planning vendor and the supplier of most of the components of our EFVS offering designated as AerAware™ are both based in Israel. In addition, as a result of the ongoing military actions and tensions in the Middle East, armed conflicts have resulted, and could in the future result, in shutdowns or significant limitations on commercial airspace throughout the Middle East. The inability of commercial and cargo carriers to operate generally in the Middle East could affect our business and operations and those of our suppliers, customers and third parties which could have a material adverse affect on our business. The impact on companies, such as AerSale, that are in the aviation industry, could be more severe compared to companies that do not depend on unrestricted air or sea travel in the Middle East region.

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

ITEM 1B          UNRESOLVED STAFF COMMENTS

None.

ITEM 1C          CYBERSECURITY

Cybersecurity Risk Management and Strategy

AerSale has developed and implemented a comprehensive cybersecurity risk management program for identifying, assessing, and managing material risks to protect the confidentiality, integrity and availability of critical systems and information relevant to our business. Our program utilizes a risk-based approach and is designed based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”) and the Control Objectives for Information Technology (COBIT), and shares common methodologies, reporting channels, and governance processes that apply across all areas of our enterprise risk management, including legal, compliance, operational, and financial risks.

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

Cybersecurity Governance

Our Board of Directors has overall responsibility for risk oversight, and has delegated the responsibility of cybersecurity and other information technology related risks to the Audit Committee of the Board of Directors, which oversees the implementation and continuous improvement of our comprehensive cybersecurity risk management program and compliance with disclosure requirements. The Audit Committee is provided with information, results of internal and external assessments, and updates on cybersecurity initiatives at Audit Committee meetings from our Chief Information Officer, and is responsible for reporting any findings and recommendations to the Board of Directors for consideration. Our team of cybersecurity professionals is led by our Chief Information Officer, a seasoned technology executive with over 20 years of experience in the cybersecurity field, a strong focus on systems and security, and a proven track record of leading cyber experts to protect the organization from evolving threats. The cybersecurity team has the primary responsibility for AerSale’s comprehensive cybersecurity risk management program, and supervises internal personnel as well as external cybersecurity consultants. Our processes are designed to prevent and monitor cybersecurity incidents, allowing us to timely detect and respond to incidents through our cybersecurity response plan, which includes materiality evaluations based on the size and scope of the incident. This evaluation is documented in an incident report that is shared with the Chief Information Officer, Chief Financial Officer and Audit Committee to effectively manage resources to reduce risk and prevent future incidents

ITEM 2          PROPERTIES

Our principal executive office is in Doral, Florida. In addition to our headquarters, we have the following operating locations:

	Facility:	Primary purpose:	Reporting Segment:
•	Goodyear, Arizona	Aircraft MRO, Storage, Modification and Disassembly	TechOps
•	Roswell, New Mexico	Aircraft MRO, Storage, Disassembly, and Distribution	TechOps and Asset Management Solutions
•	Millington, Tennessee	Aircraft MRO, Flight Control Surfaces and Disassembly	TechOps
•	Rio Rancho, New Mexico	Landing Gear MRO	TechOps
•	Doral, Florida	Corporate Headquarters, Engineered Solutions Operations, and Flight Equipment Asset Management	Corporate, Asset Management Solutions, and TechOps
•	Miami, Florida	Engineered Solutions Operations, Hydraulic, Pneumatic, PMA Operations, and Electro-Mechanical Component MROs	TechOps
•	Hialeah Gardens, Florida	Flight Control Surfaces	TechOps
•	Memphis, Tennessee	USM Sales and Distribution	Asset Management Solutions

To support our growth and long-term business goals, we have expanded our operational facilities;

Our Goodyear, Arizona, Roswell, New Mexico, and Millington, Tennessee facilities are on airport locations at the Phoenix Goodyear Airport, Roswell International Air Center, and Millington – Memphis Airport, respectively, and are FAA-authorized repair station operations centers focusing on airframe aircraft maintenance and storage. Combined, they feature over 530,000 square feet of hangar space with a capability of dry desert long-term storage for up to 650 aircraft. In addition to having airframe maintenance service offerings at these facilities, we have three FAA-authorized repair station operations in our Rio Rancho, New Mexico, Miami, Florida, and Hialeah Gardens, Florida facilities that provide component MRO service offerings. Collectively, these facilities support the operations of our TechOps segment.

We primarily distribute USM parts from our dedicated distribution warehouse located in Memphis, Tennessee, in addition to on-site bulk storage capacity at our Roswell, New Mexico facility. These facilities collectively provide more than 350,000 square feet of available space to efficiently manage our Flight Equipment inventories and facilitate support of our customers’ urgent spare part requirements with non-stop delivery capacity to destinations worldwide. Combined, these facilities support the operations of our Asset Management Solutions segment.

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

Holders of Record of our Common Stock

As of January 27, 2026, there were approximately 12,411 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The Company did not repurchase any shares of the Company’s common stock during the fourth quarter ended December 31, 2025.  On March 18, 2025, the Company repurchased, directly from a selling stockholder through a privately negotiated transaction, 6,428,571 shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.00 per share for total consideration of $45.0 million. Although we have not established an active share repurchase program or authorization, from time to time we consider and engage in discussions regarding the repurchase of shares of our common stock in privately negotiated transactions as an alternative to us filing a registration for the sale of shares by certain shareholders directly into the market. Any such repurchase would be subject to various considerations, and limitations would depend on prevailing market conditions, our liquidity requirements, legal and regulatory considerations, contractual restrictions and other factors.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return for (i) our common stock, (ii) the Russell 2000 Index (“Russell 2000”), (iii) the Standard & Poor’s 500 Stock Index (the “S&P 500”), the broad equity market index used in our immediately preceding fiscal year, and (iv) the S&P 500 Aerospace & Defense Index (“S&P A&D”) for the period from December 31, 2020 through December 31, 2025. We replaced the S&P 500 with the Russell 2000 for purposes of the stock performance graph, as we believe the Russell 2000 is a more relevant benchmark to measure our performance based on our current market capitalization.

The graph assumes an initial investment of $100 in AerSale’s common stock and in each of the Russell 2000,  S&P A&D, and S&P 500 at the market close on December 31, 2020, and assumes reinvestment of dividends. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of AerSale under the Securities Act or the Exchange Act.

ITEM 6         [RESERVED]

ITEM 7          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis together with the Consolidated Financial Statements. This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated by AerSale because of the factors described in the sections entitled “Risk Factors” and “Special Note Regarding Forward-looking Statements.” A discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We source parts and components for our business from various suppliers around the world. Current geopolitical conditions, including trade restrictive actions, strained intercountry relations, and continued shutdowns of the U.S. government, could cause significant materials and parts shortages, as well as delivery delays, labor shortages, disruptions to government contracts such as delayed payments or halted projects, effects on supply chains due to reduced staffing for customs, inspections and transportation authorities, or delays in regulatory approvals, distribution issues, energy cost increases and price increases. Furthermore, the U.S. government’s adoption of new approaches to trade policy and imposition of tariffs on certain foreign goods (as well as the possibility of imposing significant, additional tariffs in the future) may make it more difficult or costly for us to procure components and other material supplies and, in turn, may increase the cost to our customers, which may materially and adversely impact demand for our products and services, our results of operations or our financial condition. In addition, these U.S. actions have, and could in the future, result in other countries imposing retaliatory tariffs on our goods and services provided to foreign customers, which similarly could materially and adversely impact demand for our products and services. We continue to monitor the current economic environment and its potential impact on our business, results of operations or financial condition, as well as potential impact on our end customers whose demand for our products and services may be adversely impacted as a result of changes in policies by the U.S. or other governments, and closely manage our costs and capital resources so that we can respond appropriately as circumstances change.

Results of Operations

Sales and gross profit for AerSale’s two business segments for the years ended in December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	Percent Change
Revenue
Asset Management Solutions
Aircraft	$35,957	$41,749	(13.9)%
Engine	175,626	173,718	1.1%
	211,583	215,467	(1.8)%
TechOps
MRO services	93,743	107,970	(13.2)%
Product sales	29,960	21,629	38.5%
	123,703	129,599	(4.5)%

Total	$335,286	$345,066	(2.8)%

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$11,948	$14,526	(17.7)%
Engine	62,115	67,915	(8.5)%
	74,063	82,441	(10.2)%
TechOps
MRO services	19,625	16,460	19.2%
Product sales	12,086	5,035	140.0%
	31,711	21,495	47.5%

Total	$105,774	$103,936	1.8%

Total revenue for the year ended December 31, 2025 decreased by $9.8 million or 2.8% compared to 2024, driven by a decrease of $3.9 million, or 1.8%, within Asset Management Solutions and a decrease of $5.9 million, or 4.5%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment decreased by $3.9 million to $211.6 million, or 1.8%, for the year ended December 31, 2025 compared to 2024, due to a $5.8 million decrease in revenue from Aircraft, and a $1.9 million increase in revenue from Engine. The decrease in Aircraft revenue is due to lower Flight Equipment sales in the amount of $14.1 million primarily attributable to lower B737 Flight Equipment compared to 2024, partly offset by higher leasing revenue of $5.5 million and higher USM sales. The increase in Engine revenue is due to higher USM sales of $34.0 million, and higher leasing revenue of $7.5 million, primarily attributable to greater activity in the PW4000 and CF6-80 product lines as we continue to monetize our feedstock, partly offset by lower Flight Equipment sales of $39.6 million.

Cost of sales in Asset Management Solutions increased by $4.5 million to $137.5 million, or 3.4%, for the year ended December 31, 2025 compared to 2024. The increase in cost of sales in Asset Management Solutions was driven by an increase in cost of sales for Engine as a result of fluctuations in our product mix, which generated lower gross profit margins, partially offset by a decrease in Aircraft that was primarily driven by the sales decrease discussed above. Gross profit in Asset Management Solutions decreased by $8.4 million to $74.1 million, or 10.2%, for the year ended December 31, 2025 compared to 2024. The gross profit decrease is mainly attributable to the lower margin generated on USM sales, as noted below.

Aircraft gross profit margins decreased to 33.2% for the year ended December 31, 2025, from 34.8% for the year ended December 31, 2024, due to lower margin on USM sales resulting from changes in our product mix. Engine gross profit margins decreased to 35.4% for the year ended December 31, 2025, from 39.1% for the year ended December 31, 2024, mainly due to lower margin on USM sales resulting from changes in our product mix.

TechOps

AerSale’s revenue from the TechOps segment decreased by $5.9 million to $123.7 million, or 4.5%, for the year ended December 31, 2025 compared to 2024. The decrease was primarily driven by lower service revenue of $22.5 million from our heavy MROs as we concluded a maintenance contract in Goodyear, Arizona, which was partly offset by higher revenue of $16.6 million from our Component MROs and Engineered Solutions products.

Cost of sales in TechOps decreased by $16.1 million to $92.0 million, or 14.9%, for the year ended December 31, 2025 compared to 2024, driven by revenue fluctuations noted above and gross profit improvements. Gross profit in TechOps increased $10.2 million to $31.7 million, or 47.5%, for the year ended December 31, 2025 compared to 2024, driven by higher profit generated on product sales. Gross profit margin increased to 25.6% for the year ended December 31, 2025 compared to 16.6% for the year ended December 31, 2024, driven by higher margin on MRO services and Engineered Solutions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $4.2 million to $90.0 million, or 4.5%, for the year ended December 31, 2025 compared to 2024. The decrease was related to lower variable and fixed payroll costs that benefited from the efficiency initiatives that were implemented earlier in the year, partially offset by inflationary cost increases.

Change in fair value of warrant liability

We account for our private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants was determined using the Black-Scholes option pricing model. We recorded a $0.1 million gain on the change in fair value of the warrant liability for the year ended December 31, 2025, compared to $2.3 million in 2024. The Private Warrants expired unexercised during the year ended December 31, 2025.

Interest (expense) income, net

Interest expense, net for the year ended December 31, 2025 was $8.3 million, compared to $5.7 million for the year ended December 31, 2024. The increase in interest expense, net was primarily related to higher borrowings under our debt facilities during the current year as a result of the timing of changes in working capital and funding of the stock buyback executed in the first quarter of 2025.

Other income, net

Other income, net for the year ended December 31, 2025 increased by $1.5 million to $3.0 million, as compared to 2024, primarily due to $2.7 million gain on insurance proceeds related to an engine seized as a result of the Russia-Ukraine conflict.

Income taxes

The effective tax rate for the year ended December 31, 2025 was 18.5% compared to 25.3% for the year ended December 31, 2024. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2025 was primarily due to research and development tax credits and foreign tax credits partially offset by the foreign tax, share-based compensation, and executive compensation deduction limitations. The difference between the effective tax rate and the statutory tax rate of 21% for the year ended December 31, 2024 was primarily due to the change in fair market value of the warrants, and return to provisions adjustments, among others.

Financial Position, Liquidity and Capital Resources

As of December 31, 2025, we had $4.4 million of cash and cash equivalents. We finance our growth through cash flows generated for operations and borrowings secured by our assets. We had $110.1 million outstanding under the Revolving Credit Agreement (as defined below) as of December 31, 2025, with $67.2 million of availability thereunder. We used $23.0 million of cash for operating activities, primarily related to feedstock acquisition, used $3.9 million in investing activities, and generated cash from financing activities in the amount of $26.5 million for the year ended December 31, 2025.

We believe our equity base, internally generated funds, and existing availability under our debt facilities are sufficient to maintain our level of operations over the next twelve months. Any projections of future cash needs and cash flows beyond the next twelve months are subject to substantial uncertainty, but we believe our sources of liquidity, as discussed above, will be sufficient to meet our long-term cash requirements. If an event occurs that affects our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

We may, from time to time, purchase our outstanding shares of common stock through cash purchases and/or exchanges for equity or debt, open-market purchases, privately negotiated transactions or otherwise including, but not limited to, privately negotiated transactions with certain of our stockholders who have rights to require us to file a registration statement covering shares of our common stock. Such purchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, legal and regulatory considerations, contractual restrictions and other factors. Purchases, if any, will be funded through our available cash and cash equivalents. The amounts involved may be material.

On March 18, 2025, the Company repurchased, directly from a selling stockholder, 6,428,571 shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.00 per share for total consideration of $45.0 million.

Cash Flows—Year ended December 31, 2025 compared to Year ended December 31, 2024

Cash Flows from Operating Activities

Net cash used in operating activities was $23.0 million for the year ended December 31, 2025, compared to cash provided by operating activities of $11.2 million in 2024. The decrease in cash provided of $34.2 million was primarily due to higher feedstock acquisitions totaling $99.6 million during 2025 compared to $61.7 million during 2024, the timing of vendor advances of $27.8 million, and $31.9 million related to proceeds from insurance claims received during 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.9 million for the year ended December 31, 2025, compared to $16.1 million in 2024. The decrease in cash used in investing activities during the year ended December 31, 2025 was driven by lower purchases of property and equipment due to the completion of the Company’s expansion projects.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $26.5 million, compared to $3.8 million in 2024. Cash financing activities during the year ended December 31, 2025 was primarily related to the proceeds from net borrowings under our Revolving Credit Agreement and borrowings under the CIBC Equipment Loan (as defined below), offset by cash used in the repurchase of common stock in the first quarter of 2025. Cash provided by financing activities during the year ended December 31, 2024 is the result of proceeds from net borrowings under the Revolving Credit Agreement partially offset by net repayments of the CIBC Equipment Loan.

Debt Obligations and Covenant Compliance

Wells Fargo Senior Secured Revolving Credit Facility

Effective July 25, 2023, we amended our revolving credit agreement (as amended, the “Revolving Credit Agreement”) to increase our maximum commitments under the Revolving Credit Agreement to $180.0 million in the aggregate, expandable to $200.0 million, subject to conditions and the availability of lender commitments and borrowing base limitations, and to extend the maturity date to July 24, 2028, subject to certain conditions.

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

As of December 31, 2025, there was $110.1 million outstanding under the Revolving Credit Agreement and we had $67.2 million of availability thereunder, subject to borrowing base limitations. We were in compliance with our debt covenants for the Revolving Credit Agreement as of December 31, 2025.

CIBC Equipment Loan

On November 22, 2024, the Company entered into a property and equipment term loan (the “CIBC Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Advances made by the lender are convertible into term loans at the option of the lender at a rate of SOFR plus 3.0% and have a maturity date of thirty-six (36) months from the term loan conversion date. Advances under this loan are collateralized by the property and equipment it finances and require interest only payment until converted to a term loan, at which point, principal and interest payments are required.

Effective November 30, 2025, we amended the CIBC Equipment Loan to extend the term of the advance commitment until November 30, 2026 and reduce the total advance commitment to $2.5 million.

During the year ended December 31, 2025, the Company borrowed an additional $1.2 million under this facility, and $2.3 million remained outstanding as of December 31, 2025.

We were in compliance with our debt covenants for the CIBC Equipment Loan as of December 31, 2025.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of December 31, 2025. Refer to Note Q – Leases within our Consolidated Financial Statements in this Annual Report for a summary of our non-cancelable contractual obligations under operating leases.

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Refer to Note B to the Consolidated Financial Statements in Item 8 of this Annual Report for a discussion of our significant accounting policies. The following is a summary of critical accounting estimates and additional information on the level of uncertainty regarding relevant changes to the estimates and assumptions.

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

Additionally, we purchase certain whole Flight Equipment to disassemble and supply material for our engine and airframe parts inventory. For Flight Equipment parts that originate from such dismantled aircraft and engines, cost is determined using a ratio calculated based on the relationship of the cost of the dismantled aircraft or engine at the time of purchase to the total estimated sales value of the dismantled aircraft or engine at the time of purchase. At the time of sale, this ratio is applied to the sale price of each individual airframe and/or engine part to determine its allocated cost. At the time of sale, the sum of an individual part’s allocated cost and actual repair or overhaul costs incurred represent the total cost for such part.

We evaluate this ratio periodically, and if necessary, update our sales estimates and make prospective adjustments to this ratio. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated net realizable value at the time of the review. Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of sales when associated parts are sold. Our allocation of inventory between short term and long term reflects the inventory’s operating cycle, which is longer than one year due to teardown and repair lead times. Inventory expected to be monetized within 18 months as well as work-in-process and inventory used in MROs are reported under current assets on the Consolidated Balance Sheets. During the year ended December 31, 2025, we adjusted the estimated return in certain product lines as a result of new material received into inventory as well as changes in demand for certain product lines. During the year ended December 31, 2025, the Company recorded additional inventory reserves of $0.2 million.

Goodwill

The Company performed a qualitative impairment assessment as of the Company’s annual impairment testing date of October 1, 2025 and concluded there were no triggering events that may have indicated the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. During the quarter ended December 31, 2025, the Company’s stock price decreased significantly and had not recovered by December 31, 2025, which management considered a triggering event. As a result, management decided that one or more of the Company’s reporting units more likely than not did not exceed their carrying values. Therefore, the Company performed a quantitative goodwill impairment assessment for the Asset Management Solutions and ACT reporting units as of December 31, 2025, and determined that the fair values exceeded the carrying values for each reporting unit as of December 31, 2025. As such, the quantitative tests did not result in a goodwill impairment for the Company’s reporting units.

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

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the CIBC Equipment Loan, which have variable interest rates tied to SOFR. As of December 31, 2025, we had $110.1 million outstanding variable rate borrowings under the Revolving Credit Agreement and $2.3 million outstanding variable rate borrowings under the CIBC Equipment Loan. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of December 31, 2025 would increase our annual interest expense by $0.7 million.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions are denominated in local currency.  A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the year ended December 31, 2025.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AERSALE CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Aersale Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of AerSale Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2026 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The principal considerations for our determination that the assessment of the USM dismantled inventory cost is a critical audit matter are the magnitude of the USM dismantled inventory balance and that certain inputs and assumptions used in determining the USM dismantled inventory cost are subject to significant management judgment. These inputs and assumptions include the future sale and repair cost estimates and the ratio applied to the sale price net of repair cost at the time of sale. The assessment of these inputs required a high degree of auditor judgment in evaluating the future demand for various product lines and repair cost of the USM dismantled inventory and the ratio to be applied to the sale price net of repair cost at the time of sale.

Our audit procedures related to testing the USM dismantled inventory cost included the following, among others:

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

Assessment of Goodwill Impairment within the Asset Management Solutions (“AMS”) and Aircraft Composite Technologies (“ACT”) Reporting Units

As described in Notes B and F to the consolidated financial statements, goodwill related to the Asset Management Solutions (“AMS”) and Aircraft Composite Technologies (“ACT”) reporting units was $13.4 million and $6.0 million, respectively, as of December 31, 2025. Goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. We identified the assessment of the impairment of goodwill within the AMS and ACT reporting units as a critical audit matter.

The principal considerations for our determination that the assessment of the impairment of goodwill within the AMS and ACT reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the AMS and ACT reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues and certain operating expenses, operating margins, terminal growth rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to goodwill impairment within the AMS and ACT reporting units included the following, among others:

●	We tested the design and operating effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s AMS and ACT reporting units.
●	We tested management’s process for developing the fair value estimates.
●	We tested the completeness and accuracy of underlying data used in the discounted cash flow models.
●	We evaluated the reasonableness of the significant assumptions used by management related to future revenues and certain operating expenses, operating margins, terminal growth rates, and discount rates. The evaluation of management’s assumptions related to future revenues and certain operating expenses, operating margins, and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the AMS and ACT reporting units; (ii) the

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017

Fort Lauderdale, Florida

March 10, 2026

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31,	December 31,
	2025	2024
Current assets:
Cash and cash equivalents	$4,379	$4,698
Accounts receivable, net of allowance for credit losses of $1,173 as of December 31, 2025 and December 31, 2024	42,654	34,646
Income tax receivable	1,728	1,994
Inventory:
Aircraft, airframes, engines, and parts, net	205,379	224,832
Advance vendor payments	5,679	6,803
Deposits, prepaid expenses, and other current assets	9,170	11,057
Total current assets	268,989	284,030
Fixed assets:
Aircraft and engines held for lease, net	102,361	67,847
Property and equipment, net	32,006	36,331
Inventory:
Aircraft, airframes, engines, and parts, net	158,385	130,958
Operating lease right-of-use assets	30,130	33,105
Deferred income taxes	8,784	10,171
Deferred financing costs, net	1,024	1,296
Other assets	586	595
Goodwill	19,860	19,860
Other intangible assets, net	18,347	20,530
Total assets	$640,472	$604,723

Current liabilities:
Accounts payable	$29,645	$34,184
Accrued expenses	7,233	7,400
Income tax payable	329	-
Lessee and customer purchase deposits	780	1,734
Current operating lease liabilities	4,313	4,356
Current portion of long-term debt	993	605
Deferred revenue	530	1,781
Deferred insurance proceeds	28,610	24,910
Total current liabilities	72,433	74,970
Revolving credit facility	110,053	39,235
Long-term debt	1,284	1,209
Long-term lease deposits	3,492	2,987
Long-term operating lease liabilities	28,190	30,565
Maintenance deposit payments and other liabilities	589	52
Warrant liability	-	85
Total liabilities	216,041	149,103
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 47,221,513 and 53,252,563 shares as of December 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	276,729	316,493
Retained earnings	147,697	139,122
Total stockholders' equity	424,431	455,620
Total liabilities and stockholders’ equity	$640,472	$604,723

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Products	$206,472	$214,950	$217,455
Leasing	35,071	22,146	14,513
Services	93,743	107,970	102,535
Total revenue	335,286	345,066	334,503
Cost of sales and operating expenses:
Cost of products	143,258	141,152	155,376
Cost of leasing	12,136	8,468	4,599
Cost of services	74,118	91,510	82,107
Total cost of sales	229,512	241,130	242,082
Gross profit	105,774	103,936	92,421
Selling, general and administrative expenses	89,984	94,192	103,191
Income (loss) from operations	15,790	9,744	(10,770)
Other (expense) income:
Interest (expense) income, net	(8,330)	(5,703)	155
Other income, net	2,982	1,495	666
Change in fair value of warrant liability	85	2,301	2,270
Total other (expense) income, net	(5,263)	(1,907)	3,091
Income (loss) before income tax provision	10,527	7,837	(7,679)
Income tax (expense) benefit	(1,952)	(1,986)	2,116
Net income (loss)	$8,575	$5,851	$(5,563)

Earnings (loss) per share:
Basic	$0.18	$0.11	$(0.11)
Diluted	$0.18	$0.11	$(0.15)
Weighted average shares outstanding:
Basic	48,378,882	53,113,508	51,291,424
Diluted	48,754,585	53,359,085	51,457,821

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2025, 2024, and 2023

AerSale Corporation Stockholders

(in thousands, except share data)

			Additional				Total
	Common Stock		Paid-in	Retained	Shares of	Treasury Stock,	Stockholders’
	Amount	Shares	Capital	Earnings	Treasury Stock	at Cost	Equity
Balance at December 31, 2022	$5	51,189,461	$306,141	$138,834	-	$-	$444,980
Share-based compensation	-	-	12,051	-	-	-	12,051
Shares issued under the 2020 Employee Stock Purchase Plan	0	45,755	566	-	-	-	566
Shares issued under the 2020 Equity Incentive Plan	0	1,719,214	-	-	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(7,019)	-	-	-	(7,019)
Net loss	-	-	-	(5,563)	-	-	(5,563)
Balance at December 31, 2023	$5	52,954,430	$311,739	$133,271	-	$-	$445,015
Share-based compensation	-	-	4,347	-	-	-	4,347
Shares issued under the 2020 Employee Stock Purchase Plan	0	89,923	531	-	-	-	531
Shares issued under the 2020 Equity Incentive Plan	0	208,210	-	-	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(124)	-	-	-	(124)
Net income	-	-	-	5,851	-	-	5,851
Balance at December 31, 2024	$5	53,252,563	$316,493	$139,122	-	$-	$455,620
Share-based compensation	-	-	4,887	-	-	-	4,887
Shares issued under the 2020 Employee Stock Purchase Plan	0	76,256	386	-	-	-	386
Shares issued under the 2020 Equity Incentive Plan	0	321,265	-	-	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(37)	-	-	-	(37)
Purchase of treasury stock	-	-	-	-	6,428,571	(45,000)	(45,000)
Retirement of treasury stock	0	(6,428,571)	(45,000)	-	(6,428,571)	45,000	0
Net income	-	-	-	8,575	-	-	8,575
Balance at December 31, 2025	$5	47,221,513	$276,729	$147,697	-	$-	$424,431

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$8,575	$5,851	$(5,563)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	19,334	16,048	10,459
Amortization of debt issuance costs	392	337	400
Amortization of operating lease assets	557	365	359
Inventory reserve	3,476	3,695	1,507
Provision for doubtful accounts	-	195	-
Deferred income taxes	1,387	2,032	(916)
Change in fair value of warrant liability	(85)	(2,301)	(2,270)
Share-based compensation	4,887	4,347	12,051
Changes in operating assets and liabilities:
Accounts receivable	(8,008)	(3,601)	(2,966)
Income tax receivable	266	(366)	(1,628)
Inventory	(54,800)	(78,029)	(168,632)
Deposits, prepaid expenses, and other current assets	1,887	1,450	(1,772)
Other assets	9	(745)	103
Advance vendor payments	1,124	28,954	(5,884)
Accounts payable	(4,539)	4,287	8,768
Income tax payable	329	-	-
Accrued expenses	(232)	1,832	(3,537)
Deferred revenue	(1,251)	(1,217)	1,643
Lessee and customer purchase deposits	(449)	3,152	(15,668)
Deferred insurance proceeds	3,700	24,910	-
Other liabilities	472	(12)	(604)
Net cash (used in) provided by operating activities	(22,969)	11,184	(174,150)
Cash flows from investing activities:
Proceeds from sale of assets	6,381	12,900	14,450
Acquisition of aircraft and engines held for lease, including capitalized costs	(4,160)	(14,978)	-
Purchase of property and equipment	(6,081)	(14,052)	(11,359)
Net cash (used in) provided by investing activities	(3,860)	(16,130)	3,091
Cash flows from financing activities:
Proceeds from long-term debt	1,173	2,429	8,559
Repayments of long-term debt	(710)	(9,174)	-
Proceeds from revolving credit facility	305,418	192,644	82,700
Repayments of revolving credit facility	(234,600)	(182,409)	(53,700)
Payments of debt issuance costs	(120)	(126)	(1,362)
Purchase of treasury stock	(45,000)	-	-
Proceeds from the issuance of Employee Stock Purchase Plan shares	386	531	566
Taxes paid related to net share settlement of equity awards	(37)	(124)	(7,019)
Net cash provided by financing activities	26,510	3,771	29,744

Decrease in cash and cash equivalents	(319)	(1,175)	(141,315)
Cash and cash equivalents, beginning of period	4,698	5,873	147,188
Cash and cash equivalents, end of period	$4,379	$4,698	$5,873

Supplemental disclosure of cash activities
Income tax (refunds) payments, net	$(468)	$(13)	$1,159
Interest paid	$8,031	$5,648	$1,520
Supplemental disclosure of noncash investing activities
Reclassification of inventory to equipment held for lease, net	$33,552	$43,210	$7,036
Reclassification of inventory to property and equipment, net	$3,417	$-	$-
Reclassification of equipment held for lease, net from property and equipment, net	$(8,773)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF THE BUSINESS

Organization

AerSale Corporation (the “Company” or “we”), a Delaware corporation, is headquartered in Doral, Florida, with additional offices, hangars, and warehouses located globally.

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

Through its Technical Operations (“TechOps”) segment, the Company also operates six Federal Aviation Administration (“FAA”) Title 14 Code of Federal Regulations Part 145 Certified Repair Facilities (the MROs) located in Goodyear, Arizona, Millington, Tennessee, Roswell and Rio Rancho, New Mexico, as well as two facilities in Miami, Florida. These facilities provide the Company flexibility and control to quickly prepare Company aircraft, engines, and inventory for market, as their selective refurbishment is frequently required to meet customers’ unique demand. In addition to maintaining the Company’s fleet of aircraft, the MROs provide external customer support for maintaining their aircraft with general maintenance, preservation, lease return work, repair services, and long-term storage programs. Leveraging its robust engineering team, TechOps also provides highly specialized technical support to our MRO facilities, as well as developing advanced technical repairs, modifications and products marketed as Engineered Solutions. Engineered Solutions includes the design, manufacture, and installation of new products, systems, and services that can enhance aircraft performance, safety, and service life.

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

Foreign Currency

The Company has determined that the functional currency for its foreign subsidiaries is the U.S. dollar. The primary economic environment in which the entities generate or expend cash is in U.S. dollars as evidenced by the cash flows in or out from revenue, operating expenses, investing, and financings. Only general office expenses and payroll transactions are denominated in local currency for our foreign subsidiaries.

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

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$1,173	$978
Provision	-	195
Write-offs	-	-
Balance at end of year	$1,173	$1,173

Inventory

Inventory, which consists of whole Flight Equipment held for sale, as well as related parts, is valued at the lower of cost or net realizable value (“NRV”). For purchases of whole aircraft and engines for sale or lease, cost is determined using the specific identification method whereby total cost is the cost paid, including certain capitalizable asset acquisition costs, to acquire such assets as a whole.

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

The Company evaluates this ratio periodically, and if necessary, updates sales value estimates and makes prospective adjustments to this ratio on a product line basis. Any amounts identified with an estimated sales value lower than the carrying value is reduced to the estimated NRV at the time of the review. The Company recorded additional inventory reserves due to this NRV valuation, which is reflected as a component of cost of products in the Consolidated Statements of Operations. These additional inventory reserves were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Inventory reserves	$165	$897

Expenditures required for the repair of engine and airframe parts are capitalized as inventory and are expensed as cost of products when associated parts are sold.

The Company periodically evaluates its whole aircraft and engines in inventory and Flight Equipment held for lease to determine if events or market circumstances indicate that the assets’ most likely disposition has changed. Should conditions exist at the time of the Company’s Consolidated Balance Sheets that would suggest a more likely use as an asset held for lease rather than sale or disassembly for parts inventory or vice versa, it will be reclassified at its then-current book value between inventory – aircraft, airframes, engines, and parts, net and fixed assets - aircraft and engines held for lease, net. This transaction is a noncash item and if it occurs, is reflected in the schedule of supplemental cash flows.

The carrying value of inventory is reviewed regularly, giving consideration to factors such as its physical condition, sales patterns, and expected future demand to estimate the amount necessary to write down our slow-moving, obsolete, or damaged inventory. Such inventory may be held for periods beyond one year. The Company recorded inventory scrap losses which are reflected as a component of cost of products in the Consolidated Statements of Operations. These scrap losses are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Scrap loss reserves	$3,311	$2,798

Flight Equipment Held for Lease

Flight Equipment held for lease is stated at cost, less accumulated depreciation. Certain internal and external professional fees, major improvements, modifications, and maintenance incurred in connection with the acquisition of Flight Equipment that are required to get the Flight Equipment ready for initial service are capitalized and depreciated over the remaining life of the Flight Equipment, and are reported in the investing activities section of the Consolidated Statements of Cash Flows. Subsequent to placing Flight Equipment into service, the cost of maintenance and improvements to Flight Equipment is normally expensed unless the improvements materially increase the long-term value of the Flight Equipment or extend the useful life of the Flight Equipment. The capitalized costs are depreciated over the lesser of the remaining useful life of the Flight Equipment or the estimated useful life of the capitalized improvements. Aircraft airframe components are depreciated over the assets’ useful life using the straight-line method to the estimated residual value based on the total remaining life before disassembly or outright scrap metal value. Aircraft current useful life is 7 years. Engines are depreciated using the straight-line method to the estimated residual value based on the total life remaining before disassembly. To arrive at the total engine life remaining before disassembly, the remaining life of the engine’s life-limited parts, the estimated utilization, and condition, as well as the aircraft fleet supported by the engine model are considered. Upon completion of its service life as a leased asset, Flight Equipment is reclassified to inventory at its carrying value. The Company discontinues the depreciation of Flight Equipment when it is held as inventory for ultimate parts sales. Differences between estimates of useful lives and residual values and actual experience may result in future impairments of aircraft or engines and/or additional gains or losses upon disposal. The Company reviews residual values of aircraft and engines periodically based on knowledge of current residual values and residual value trends to determine if they are appropriate and records adjustments as necessary. Cash flows related to the purchase and sale of Flight Equipment are presented as operating activities when the predominant source of cash flows related to the asset is from the ultimate parts sales of the assets. If the predominant source of cash flows related to the asset is expected to be from leasing of the asset, the cash flows are presented as investing activities.

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other, (“ASC 350”), goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. Our annual assessment date for goodwill is October 1st.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit, including market multiples, discount rates, etc.

The Company performed a qualitative impairment assessment as of the Company’s annual impairment testing date of October 1, 2025 and concluded there were no triggering events that may have indicated the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying values. During the quarter ended December 31, 2025, the Company’s stock price decreased significantly and had not recovered by December 31, 2025, which management considered a triggering event. As a result, management decided that one or more of the Company’s reporting units more likely than not did not exceed their carrying values. Therefore, the Company performed a quantitative goodwill impairment assessment for the Asset Management Solutions and ACT reporting units as of December 31, 2025, and determined that the fair values exceeded the carrying values for each reporting unit as of December 31, 2025. As such, the quantitative tests did not result in a goodwill impairment for the Company’s reporting units.

The Company performed a quantitative impairment analysis for each of the quarters ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 due to a triggering event that may indicate the fair value of one or more of the Company’s reporting units more likely than not did not exceed their carrying value. The triggering event was due to the significant decline in the market price of the Company’s common stock. The Company concluded that the fair value of each reporting unit exceeded its carrying value as of the end of each quarter tested, and thus no impairment was recorded during the year ended December 31, 2024 (see Note P – Business Segments for a discussion about our business segments).

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

The Company performed a qualitative impairment analysis as of July 1, 2025, and July 1, 2024, on the indefinite lived intangible assets and concluded there were no impairments, respectively.

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

Revenue Recognition

Products Revenue — Used Serviceable Material (“USM”) Sales

Revenue from sales of USM is measured based on consideration specified in a contract with a customer, and excludes any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. Title passes to the buyer when the goods are shipped, and the buyer is responsible for any loss in transit and the Company has a legal right to payment for the spare parts once shipped. We generally sell our USM products under standard 30-day payment terms, subject to certain exceptions. Customers neither have the right to return products nor do they have the right to extended financing. The Company has determined that physical acceptance of the spare parts to be a formality in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

Pursuant to certain of the Company’s aircraft leases, the lessee is responsible for performing required maintenance and repairs on the leased asset, and is required to make monthly maintenance reserve payments to the Company, in arrears following the usage month. Upon the lessee’s presentation of invoices evidencing the completion of qualifying maintenance, the Company will reimburse the lessee for the cost of the maintenance, up to the amount of the maintenance reserve payments that have been received by the Company. Unless otherwise provided in the contract, the Company records such maintenance reserve payments paid by the lessees as maintenance deposit payments and other liabilities in the Consolidated Balance Sheets to record the Company’s contractual commitment to reimburse such qualifying maintenance. Reimbursements to the lessees upon receipt of evidence for qualifying maintenance work are charged against the existing maintenance deposit payments and other liabilities.

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

Share-Based Compensation

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

The Company has issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before the Company begins recording share-based compensation expense. When the performance-based vesting criteria is considered probable, the Company begins to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, U.S. GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed.

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

Deferred Insurance Proceeds

In April 2024, one of the Company’s leased secondary parts warehouses in Roswell, New Mexico was destroyed by a fire. Inside the warehouse were various aircraft parts typically sold by the Company as USM. The Company carries insurance covering these parts, with a limit of $100 million and a $10,000 deductible. The Company filed a claim for the replacement value of the inventory that was destroyed or rendered not sellable by the fire in the amount of $67.6 million, which was revised to $104.5 million. The cost basis of the destroyed inventory was $6.0 million. As of December 31, 2025, the Company collected approximately $34.6 million from the insurance companies associated with this claim, of which $3.7 million was collected during the year ended December 31, 2025. The Company has deferred the recognition of a gain on insurance proceeds collected under this claim in excess of the loss amount until a full settlement of the claim is reached with our insurers. The deferred gain in the amount of $28.6 million and $24.9 million as of December 31, 2025 and December 31, 2024, respectively, is presented under deferred insurance proceeds in the Consolidated Balance Sheets.

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

New Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This guidance was adopted by us in the first quarter of 2025. Refer to Note M – Income Taxes for disclosures resulting from the adoption of ASU 2023-09.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU” 2024-03”), which requires public entities to disclose, in a tabular presentation, the following expense items (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses, as well as other types of expenses when applicable. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosure.

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

The Company is also subject to regulation by various governmental agencies with responsibilities over civil aviation. Increased regulations imposed by organizations such as the FAA may significantly affect industry operations and costs.

The Company conducts business in certain foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, the Company is subject to a variety of risks such as civil strife, political instability, import and export regulations, compliance with foreign laws, treaties, regulations, uncertainties arising from foreign local less developed business practices, difficulty in repossessing Flight Equipment when a lessee defaults, cultural considerations, restriction on fund transfers, and exposure to the Foreign Corrupt Practices Act and other anti-bribery laws.

The Company periodically reviews the carrying values of accounts receivable, inventory, goodwill, other intangible assets, and long-lived assets; the recoverable value of deferred income tax assets, and the sufficiency of accruals and provisions, substantially all of which are sensitive to the above risks and uncertainties.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of cash and cash equivalents and accounts receivable.

During the year ended December 31, 2025, no customer accounted more than 10% of total revenue. During the year ended December 31, 2024, one customer accounted for 15% of total revenue. During the year ended December 31, 2023, two customers accounted for 25% of total revenue.

No customer made up more than 10% of our trade receivable balance as of December 31, 2025 and 2024.

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

Contract assets are as follows (in thousands):

	December 31, 2025	December 31, 2024	Change
Contract assets	$4,076	$6,166	$(2,090)

Contract assets are reported within deposits, prepaid expenses, and other current assets on our Consolidated Balance Sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on our Consolidated Balance Sheets and amounted to $1.8 million as of December 31, 2024, of which $0.7 million was related to contract liabilities for services to be performed. For the year ended December 31, 2025, the Company recognized as revenue the entire opening balance of our contract liabilities included in the deferred revenue beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue (in thousands):

	Year Ended December 31,
	2025
	Asset Management
	Solutions	TechOps	Total Revenue
USM	$120,078	$17,570	$137,648
Whole asset sales	56,434	-	56,434
Engineered solutions	-	12,390	12,390
Total products	176,512	29,960	206,472
Leasing	35,071	-	35,071
Services	-	93,743	93,743
Total revenue	$211,583	$123,703	$335,286

	Year Ended December 31,
	2024
	Asset Management
	Solutions	TechOps	Total Revenue
USM	$83,174	$16,454	$99,628
Whole asset sales	110,147	-	110,147
Engineered solutions	-	5,175	5,175
Total products	193,321	21,629	214,950
Leasing	22,146	-	22,146
Services	-	107,970	107,970
Total revenue	$215,467	$129,599	$345,066

	Year Ended December 31,
	2023
	Asset Management
	Solutions	TechOps	Total Revenue
USM	$63,418	$15,278	$78,696
Whole asset sales	137,236	218	137,454
Engineered solutions	-	1,305	1,305
Total products	200,654	16,801	217,455
Leasing	14,513	-	14,513
Services	-	102,535	102,535
Total revenue	$215,167	$119,336	$334,503

NOTE E - INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
USM	$147,742	$118,025
Whole assets	118,855	141,770
Work-in-process	20,439	27,358
MRO and engineered solutions	76,728	68,637
	$363,764	355,790
Less short term	(205,379)	(224,832)
Long term	$158,385	$130,958

In December 2025, one of our leased warehouses in Roswell, New Mexico was destroyed by a fire; however, the incident did not cause a significant disruption to the Company’s operations as the Company’s owned and leased Flight Equipment, heavy and component MRO operations, and the vast majority of its USM inventory were located at other facilities not affected by the fire. The Company filed a claim for the replacement value of the inventory that was destroyed or rendered not sellable by the fire in the amount of $1.5 million.

NOTE F - INTANGIBLE ASSETS

In accordance with ASC 350, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company reviews and evaluates its goodwill and indefinite life intangible assets for potential impairment at a minimum annually or more frequently if circumstances indicate that impairment is possible.

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

Goodwill and other intangibles consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Asset Management:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

The Company performed a qualitative impairment analysis as of October 1, 2025 on the goodwill for the Asset Management Solutions and TechOps segment, and concluded there was no impairment. In addition, the Company performed a qualitative impairment analysis as of July 1, 2025 on the intangible assets with indefinite lives and concluded there were no impairments.

During the quarter ended December 31, 2025, the Company’s stock price decreased significantly and had not recovered by December 31, 2025, which management considered a triggering event. As a result, management decided that one or more of the Company’s reporting units more likely than not did not exceed their carrying values. Therefore, the Company performed a quantitative goodwill impairment assessment for the Asset Management Solutions and ACT reporting units as of December 31, 2025, and determined that the fair values exceeded the carrying values for each reporting unit as of December 31, 2025. As such, the quantitative tests did not result in a goodwill impairment for the Company’s reporting units.

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

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Net book value of intangible assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	December 31, 2025	December 31, 2024
Asset Management:
Customer relationships	10	$3,213	$4,187
ALGS:
Customer relationships	10	-	10
ACS:
Customer relationships	10	613	823
ACT:
Customer relationships	10	3,583	4,505
AerSale:
AerAware flight manuals	10	608	675
Total intangible assets with definite lives, net		$8,017	$10,200

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$2,184	$2,131	$2,126

The estimated aggregate amount of amortization expense for intangible assets is as follows (in thousands):

Year ending December 31:
2026	$2,174
2027	2,174
2028	2,157
2029	1,176
2030	68
Thereafter	268
Total estimated aggregate amortization expense	$8,017

Accumulated amortization amounted to $13.7 million and $11.5 million as of December 31, 2025 and December 31, 2024, respectively.

There has been no goodwill activity for the years ended December 31, 2025 and 2024.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred. No triggering events have been identified for the periods reported.

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
	In Years	December 31, 2025	December 31, 2024
Tooling and equipment	5 – 15	$18,967	$17,481
Furniture and other equipment	3 – 15	14,589	13,985
Computer software	3 – 5	1,521	2,555
Leasehold improvements	2 – 15	28,008	25,527
Flight equipment held for R&D	2 – 8	-	8,383
		63,085	67,931
Less accumulated depreciation		(31,079)	(31,600)
		$32,006	$36,331

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$5,178	$5,501	$3,736

NOTE H - AIRCRAFT AND ENGINES HELD FOR LEASE, NET

Aircraft and engines held for operating leases, net, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Aircraft and engines held for lease	$134,868	$96,910
Less accumulated depreciation	(32,507)	(29,063)
	$102,361	$67,847

Total depreciation expense included in cost of leasing in the Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$11,972	$8,416	$4,597

Contingent rental fees recognized as revenue related to supplemental rent were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contingent rental fees	$17,537	$11,717	$7,693

The Company’s current operating lease agreements for Flight Equipment on lease expire over the next month to six years. The minimum future lease rentals contracted to be received under these existing operating leases of Flight Equipment at December 31, 2025 are as follows (in thousands):

Year ending December 31:
2026	$17,149
2027	11,062
2028	6,755
2029	6,051
2030	5,873
Thereafter	2,236
Total minimum lease payments	$49,126

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

NOTE I - FAIR VALUE MEASUREMENTS

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.
●	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants price the asset or liability. The valuation techniques that may be used to measure fair value are as follows:
●	Market approach–Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
●	Income approach–Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.
●	Cost approach–Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

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

Borrowings under the CIBC Equipment Loan (as defined in Note L – Financing Arrangements) approximate fair value due to the variable interest rate on the loan. The Company’s borrowings under the Equipment Loan are carried at historical cost and adjusted for principal payments.

NOTE J - ACCRUED EXPENSES

The following is a summary of the components of accrued expenses (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and related benefits	$2,907	$3,457
Accrued legal fees	853	741
Commission fee accrual	1,064	758
Accrued federal, state and local taxes and fees	160	120
Other	2,249	2,324
	$7,233	$7,400

NOTE K - WARRANT LIABILITY

As of December 31, 2024, warrants to purchase a total of 623,834 shares of the Company’s common stock were outstanding (the “Private Warrants”). The Private Warrants expired unexercised during the year ended December 31, 2025.

Each of the Private Warrants entitled the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The Private Warrants expired at 5:00 p.m., New York City time, on December 22, 2025. The Private Warrants included provisions that affected the settlement amount. Such variables are outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants did not meet the criteria for equity treatment under guidance contained in ASC 815. The Company classified the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until exercised or expired, and any change in fair value is recognized in the Company's Consolidated Statements of Operations. The fair value of the of the Private Warrant as of December 31, 2025 was zero as they expired.  Prior to their expiration, the fair value of the Private Warrants was determined using the Black-Scholes option pricing model. The following table represents the assumptions for the Black-Scholes option-pricing model used in determining the fair value of the Private Warrants as of December 31, 2024:

December 31, 2024
Risk-free interest rate	4.38%
Expected volatility of common stock	41.71%
Expected option term in years	1.0

The significant assumptions utilized in the Black-Scholes calculation consist of interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve, and expected volatility estimated using historical daily volatility of guideline public companies.

NOTE L - FINANCING ARRANGEMENTS

Outstanding debt obligations as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
$180.0 million Wells Fargo senior secured revolving credit facility	$110,053	$39,235
$10.0 million CIBC property and equipment revolving term loan	2,277	1,814
Total	112,330	41,049
Less current portion	(993)	(605)
Total long-term portion	$111,337	$40,444

At December 31, 2025 and 2024, total deferred financing costs were $1.0 million and $1.3 million, respectively. Amortized debt issuance costs are recorded in interest expense through maturity of the related debt using the straight-line method, which approximates the effective interest method.

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$392	$337	$400

$180.0 million Wells Fargo Senior Secured Revolving Credit Facility

On July 20, 2018, our subsidiary, AerSale, Inc. and other subsidiary borrowers entered in a secured amended and restated Revolving Credit Agreement (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement initially provided for a $110.0 million aggregate amount of revolver commitments subject to borrowing base. The Revolving Credit Agreement included a $10.0 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans”. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes.

On March 9, 2023, we amended the Revolving Credit Agreement to replace the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). On July 25, 2023, the Revolving Credit Agreement was amended to increase the maximum commitments thereunder to $180.0 million aggregate amount, expandable to $200.0 million, subject to conditions and the availability of lender commitments and borrowing base limitations, and the maturity date was extended to July 24, 2028.

As of December 31, 2025, the Company had $67.2 million of availability, subject to borrowing base limitations.

The obligations of AerSale, Inc. under the Revolving Credit Agreement are guaranteed by the Company, and other subsidiaries of AerSale, Inc. may be designated as borrowers on a joint and several basis. Such obligations are also secured by substantially all of the assets of the Company.

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of SOFR plus a margin of 2.25% to 2.75%. The applicable interest rate as of December 31, 2025 and 2024, was 6.62% and 7.52%, respectively.

Interest expense on the Revolving Credit Agreement was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense	$7,694	$4,849	$733

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of December 31, 2025 and 2024.

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

Effective November 30, 2025, we amended the CIBC Equipment Loan to extend the term of the advance commitment until November 30, 2026 and reduce the total advance commitment to $2.5 million.

During the year ended December 31, 2025, the Company borrowed an additional $1.2 million under this facility, which was converted to a term loan maturing on September 25, 2028. As of December 31, 2024, borrowings under this facility were converted to a term loan maturing on December 23, 2027.

The effective rate on this facility as of December 31, 2025 and 2024 was 6.84% and 7.37%, respectively. Maturities of the Equipment Loan as of December 31, 2025 are as follows (in thousands):

Year ending December 31:
2026	$993
2027	993
2028	291
Total payments	$2,277

The Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of December 31, 2025 and 2024.

NOTE M - INCOME TAXES

Income tax expense (benefit) consisted of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2025:
U.S. federal	$217	$1,318	$1,535
U.S. state	297	(433)	(136)
Foreign	51	502	553
Total income tax expense	$565	$1,387	$1,952

	Current	Deferred	Total
Year ended December 31, 2024:
U.S. federal	$(410)	$1,456	$1,046
U.S. state	360	562	922
Foreign	4	14	18
Total income tax (benefit) expense	$(46)	$2,032	$1,986

	Current	Deferred	Total
Year ended December 31, 2023:
U.S. federal	$(1,570)	$(806)	$(2,376)
U.S. state	128	(110)	18
Foreign	242	-	242
Total income tax benefit	$(1,200)	$(916)	$(2,116)

Tax Rate Reconciliation

The provision (benefit) for income taxes on pre-tax income differs from the amount computed by applying the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2025, 2024 and 2023 due to the following (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$2,211	21.0%	1,646	21.0%
State and local income taxes, net of federal income tax effect (1)
Current state tax provision	234	2.2%	284	3.6%
Deferred state tax provision	(433)	(4.1)%	562	7.2%
Foreign tax effects
Ireland (2)	(247)	(2.3)%	17	0.2%
Effects of cross border tax laws	611	5.8%	(14)	(0.2)%
Tax credits
Research and development tax credits	(480)	(4.6)%	(621)	(7.9)%
Foreign tax credit	(344)	(3.3)%	(10)	(0.1)%
Nontaxable or nondeductible items
Share-based payment awards	177	1.7%	467	6.0%
Warrants	(18)	(0.2)%	(483)	(6.2)%
Other	40	0.4%	138	1.8%
Other adjustments	201	1.9%	-	-%
Effective tax rate	$1,952	18.5%	$1,986	25.3%

(1)	States taxes in Florida and Arizona made up the majority (greater than 50 percent) of the tax effect in this category.
(2)	Ireland standard corporation tax rate is 12.5% for the years ended December 31, 2025, 2024, and 2023.

Year Ended December 31,
2023
Provision for income tax at the federal statutory rate	$(1,613)
State taxes	165
Permanent differences	(328)
Change in valuation allowance	(1,313)
Executive compensation	3,016
Return to provision	151
FDII deduction	-
R&D credit	(1,174)
Stock-based compensation	(1,020)
Other	-
Total income tax benefit	$(2,116)

Taxes Paid

Income taxes paid (net of refunds received) were as follows (in thousands):

Year ended December 31,
2025
Federal	$(944)
State	666
Foreign	(190)
Total net income taxes refunded	$(468)

The following jurisdictions individually exceeded 5% of total state income taxes paid (net of refunds received) (in thousands):

Year ended December 31,
2025
Arizona	$354
Florida	328
Texas	37
Tennessee	24
Illinois	(27)
New Mexico	(49)
All other states	(1)
Total state	$666

Significant Components of Deferred Taxes

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$5,895	$2,986
Foreign tax credit carryforwards	1,272	768
Inventory basis differences	9,479	8,544
Maintenance deposit payments	127	10
Deferred revenue	128	420
Allowance for doubtful accounts	374	276
Start up costs	526	566
Stock-based compensation	1,369	1,003
Business interest expense - 163(j) limitation	214	1,343
Accrued expenses	562	11
Lease obligations	7,344	8,010
Section 174 capitalization	-	4,472
R&D credit	1,528	1,055
Other	424	162
Total deferred tax assets	29,242	29,626
Deferred tax liabilities:
Fixed assets	(11,716)	(11,081)
Right-of-use assets	(6,771)	(7,582)
Intangible assets	(1,111)	(792)
Other	(860)	-
Total deferred tax liabilities	(20,458)	(19,455)
Deferred income taxes, net	$8,784	$10,171

The deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all the deferred assets will not be realized. After considering all of the evidence, both positive and negative, it was determined more likely than not that the Company's net deferred tax asset in the U.S. jurisdiction will be realizable as of December 31, 2025.

At December 31, 2025 and December 31, 2024, the Company had net operating losses available for carry-forward for Federal income tax purposes of approximately $26.1 million and $13.8 million, respectively. At December 31, 2025, the Company had net operating losses available for carry-forward for State income tax purposes of approximately $9.8 million. These net operating loss carryforwards acquired prior to 2025 will expire on various dates through 2035. Utilization of the net operating loss carryforwards as of December 31, 2025 are subject to annual limitations under Sec. 382 of the Internal Revenue Code. A deferred tax asset has been recorded only for those carryforwards that the Company expects to utilize prior to expiration.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in Ireland. Tax years beginning in 2022 through 2024 are open for examination by the U.S. Internal Revenue Service and tax years beginning in 2021 through 2024 are open for examination by various state taxing jurisdictions in which the Company is subject to tax. Tax years beginning in 2021 through 2024 are open for examination by the Irish taxing authorities.

ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. As of December 31, 2025 and 2024, there was no reserve for uncertain tax positions.

NOTE N - EARNINGS PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share as follows:

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$8,575	$5,851	$(5,563)
Less: change in FV of warrants	-	-	(2,270)
Income (loss) attributable to common stockholders for EPS	$8,575	$5,851	$(7,833)

Weighted-average number of shares outstanding - basic	48,378,882	53,113,508	51,291,424
Additional shares from assumed exercise of warrants	-	-	166,397
Additional shares from assumed stock-settled restricted stock units	370,659	245,577	-
Additional shares issued under the Employee Stock Purchase Plan	5,044	-	-
Weighted-average number of shares outstanding - diluted	48,754,585	53,359,085	51,457,821

Earnings (loss) per share - basic:	$0.18	$0.11	$(0.11)
Earnings (loss) per share - diluted:	$0.18	$0.11	$(0.15)

Anti-dilutive shares/units excluded from earnings per share - diluted:
Additional shares from assumed stock-settled restricted stock units	-	-	192,687

NOTE O - STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock consist of $0.0001 par value, 200,000,000 shares authorized, of which 47,221,513    and 53,252,563 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

On March 18, 2025, the Company repurchased, directly from a selling stockholder, 6,428,571 shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.00 per share for total consideration of $45.0 million. The purchased shares were retired.

Effective November 8, 2022, the Board of Directors approved to repurchase, directly from selling stockholders, 1,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $14.8025 per share for a total of $22,203,750.

2020 Equity Incentive Plan

The Company maintains the 2020 Equity Incentive Plan (the “2020 Plan”) and has registered 10,200,000 shares of common stock issuable under the Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or is otherwise settled without issuance of the full number of shares to which it relates, it will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Company's Compensation Committee. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; interpret and administer the 2020 Plans and any agreements and awards thereunder. As of December 31, 2025, 3,185,260 shares of common stock remain available for future grants.

Restricted stock unit activity under the 2020 Plan for the year ended December 31, 2025 and 2024 was as follows:

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2023	532,399	$14.82
Granted	1,148,201	7.07
Forfeited	(78,986)	14.66
Vested	(221,337)	14.90
Outstanding at December 31, 2024	1,380,277	$8.38
Granted	1,533,722	6.03
Forfeited	(101,484)	8.62
Vested	(326,764)	10.30
Expired	(10,404)	16.02
Outstanding at December 31, 2025	2,475,347	$6.63

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

As of December 31, 2025, the Company’s restricted stock units include 1,536,258 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones ranging from 80% to 200% vesting targets, while the remaining 939,089 awards vest over a period ranging from one to three years.

For the year ended December 31, 2025 and 2023, the Company recognized share-based compensation expense of $0.3 million and $7.9 million, respectively, for certain performance-based awards given that the achievement of the performance milestones was deemed probable for accounting purposes. For the year ended December 31, 2024, the

Company did not recognize share-based compensation expense for the performance-based awards given that the achievement of the performance milestones have been deemed not probable for accounting purposes.

Stock Options

Stock options granted under the 2020 Plan have exercise terms of 10 years and vest in equal installments of one-third of the total number of options granted on each of the first three anniversaries from the grant date beginning one year after the date of grant, and are assigned an exercise price equal to the closing stock price on the day prior to the date of grant. Options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Except for qualifying retirement after the nine-month anniversary of the grant date, any portion of the grant that has not vested will be forfeited upon termination of employment

Under the 2020 Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, or benchmark companies when the option exercise period exceeds period for which stock data is available for the Company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The assumptions used in the Black-Scholes option-pricing model for options during the year ended December 31, 2025 and 2024 as follows:

	Grant Date
	August 6, 2025	August 1, 2025	July 1, 2024	June 7, 2024
Risk-free interest rate	3.77%	3.77%	4.44%	4.42%
Expected volatility of common stock	43.56%	43.56%	50.03%	50.04%
Dividend yield	-	-	-	-
Expected option term in years	6.0	6.0	6.0	6.0
Grant-date fair value (per share)	$ 2.92	$ 2.80	$ 3.46	$ 3.73

Stock option activity under the 2020 Plan for the years ended December 31, 2025 was as follows:

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2023	-	$-	-	$-
Granted	646,301	7.02	9.44	-
Forfeited	-	-	-	-
Outstanding at December 31, 2024	646,301	$7.02	9.44	$-
Granted	763,485	6.08	-	788
Forfeited	(38,646)	7.02	-	3
Expired	(32,205)	7.02	-	3
Outstanding at December 31, 2025	1,338,935	$6.48	9.01	$839

Exercisable at December 31, 2025	191,811	$7.02	8.44	$20,459
Exercisable at December 31, 2024	-	$-	-	$-

(1)	Total shares valued at the market price of the underlying stock as of December 31, 2025 less the exercise price.

As of December 31, 2025 and 2024, the unrecognized compensation costs related to these awards was $2.1 million and $1.6 million, respectively. The Company expects to recognize those costs over a weighted average period of 1.5 years. The total grant date fair value of stock options awarded during the year ended December 31, 2025 was $2.2 million.

2020 Employee Stock Purchase Plan

The Company also maintains the 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. For the years ended December 31, 2025 and 2024, the Company issued 76,256 and 89,923 shares, respectively, pursuant to the ESPP and 235,406 shares remain available for future issuance.

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

The TechOps segment consists of aftermarket support and services businesses that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, cargo conversions of wide-body aircraft, and aircraft storage. The segment also includes MRO of landing gear, thrust reversers, and other components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenue consists of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges for operators. In order to develop these products, we engage in research and development activities. Our TechOps segment will engage in the repair and sale of used serviceable materials through their ability to overhaul existing inventory.

The accounting policies for the segments are the same as those described in Note B – Summary of Significant Accounting Policies. Our reportable segments are aligned principally around the differences in products and services. Gross Profit is calculated by subtracting cost of sales from revenue; income from operations is calculated by subtracting unapplied operating expenses and selling, general and administrative expenses. The assets and certain expenses related to corporate activities are not allocated to the segments. The segment reporting excludes the allocation of interest (expense) income, net, other income, net, change in fair value of warrant liability, and income tax expense (benefit).

Selected financial information for each segment is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue
Asset Management Solutions
Aircraft	$35,957	$41,749	$80,877
Engine	175,626	173,718	134,290
	211,583	215,467	215,167
TechOps
MRO services	93,743	107,970	102,535
Product sales	29,960	21,629	16,583
Whole asset sales	-	-	218
	123,703	129,599	119,336
Total	$335,286	$345,066	$334,503

	Year Ended December 31,
	2025	2024	2023
Cost of sales
Asset Management Solutions
Aircraft	$24,009	$27,223	$58,138
Engine	113,511	105,803	89,374
	137,520	133,026	147,512
TechOps
MRO services	74,118	91,510	82,107
Product sales	17,874	16,594	12,822
Whole asset sales	-	-	(359)
	91,992	108,104	94,570
Total	$229,512	$241,130	$242,082

	Year Ended December 31,
	2025	2024	2023
Gross profit
Asset Management Solutions
Aircraft	$11,948	$14,526	$22,739
Engine	62,115	67,915	44,916
	74,063	82,441	67,655
TechOps
MRO services	19,625	16,460	20,428
Product sales	12,086	5,035	3,761
Whole asset sales	-	-	577
	31,711	21,495	24,766
Total	$105,774	$103,936	$92,421

The following table reconciles segment gross profit to income (loss) before income tax provision (in thousands):

	Year Ended December 31,
	2025			2024			2023
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$74,063	$31,711	$105,774	$82,441	$21,495	$103,936	$67,655	$24,766	$92,421
Operating expenses	(13,167)	(9,442)	(22,609)	(11,870)	(10,933)	(22,803)	(15,588)	(11,341)	(26,929)
Selling, general and administrative expenses	(13,982)	(14,709)	(28,691)	(15,567)	(18,884)	(34,451)	(15,362)	(16,956)	(32,318)
Segment income (loss) from operations	46,914	7,560	54,474	55,004	(8,322)	46,682	36,705	(3,531)	33,174
Other corporate expenses (1)			(38,684)			(36,938)			(43,944)
Income (loss) from operations			15,790			9,744			(10,770)
Other (expense) income:
Interest (expense) income, net			(8,330)			(5,703)			155
Other income, net			2,982			1,495			666
Change in fair value of warrant liability			85			2,301			2,270
Income (loss) before income tax provision			$10,527			$7,837			$(7,679)

(1)	Other corporate expenses include other unapplied payroll expenses and benefits, telecommunications and IT support, professional fees, office rent, and depreciation, among others.

	Year Ended December 31,
(in thousands)	2025	2024
Total Assets
Asset Management Solutions	$434,680	$383,336
TechOps	193,724	205,655
Corporate	12,068	15,732
	$640,472	$604,723

	Year Ended December 31,
(in thousands)	2025	2024	2023

Total depreciation and amortization expense
Asset Management Solutions	$13,382	$9,909	$6,043
TechOps	4,839	5,042	3,549
Corporate	1,113	1,097	867
	$19,334	$16,048	$10,459
Total capital expenditures
Asset Management Solutions	$4,206	$15,350	$488
TechOps	5,264	11,755	9,206
Corporate	771	1,925	1,665
	$10,241	$29,030	$11,359

The following table presents revenue based on the customers’ geographic location and long-lived assets located in the United States, our country of domicile, as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue
Domestic	$180,921	$215,198	$145,076
Foreign	154,365	129,868	189,427
Total revenue	$335,286	$345,066	$334,503

	Year Ended December 31,
	2025	2024
Long-lived assets
Domestic	$138,952	$130,086
Foreign	33,622	14,482
Total long-lived assets	$172,574	$144,568

For the year ended December 31, 2025, the Company had no customer from which revenue generated exceeded 10% of total sales. For the year ended December 31, 2024, the Company had one customer from which revenue generated exceeded 10% of total sales. Total sales to this customer amounted to $50.9 million, of which $33.5 million was included in TechOps segment and $17.4 million was included in the Asset Management Solutions segment.

Intersegment sales includes amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Asset Management Solutions	$1,977	$828	$1,599
TechOps	7,910	11,921	21,359
Total intersegment revenue	$9,887	$12,749	$22,958

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

ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of twelve months or less.

The components of lease expense for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$6,929	$6,763	$7,001
Short-term lease cost	1,172	1,139	392
Variable lease cost	442	869	397
	$8,543	$8,771	$7,790

Our operating leases expire at various dates through 2035. Maturities of our operating lease payments as of December 31, 2025 are as follows (in thousands):

Operating
Leases
Year ending December 31:
2026	$6,372
2027	5,809
2028	5,631
2029	4,691
2030	4,729
Thereafter	14,649
Total undiscounted payments	41,881
Less: imputed interest	(9,378)
Present value of minimum lease payments	32,503
Less: Operating lease liabilities - current	(4,313)
Operating lease liabilities - non-current	$28,190

Our weighted-average remaining lease term and weighted-average discount rate are as follows:

	Year Ended December 31,
	2025	2024
Remaining lease term (years)	7.35	7.80
Discount Rate	6.91%	6.83%

Supplemental cash flow information related to leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	4,258	4,498
Operating lease liabilities arising from obtaining ROU assets	2,080	10,449

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

	Year Ended December 31,
	2025	2024	2023
Nondiscretionary contributions	$1,526	$1,564	$1,495

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Grant Thornton LLP, an independent registered public accounting firm, has audited our internal controls over financial reporting, and has issued a report on the effectiveness of our internal control over financial reporting. Their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AerSale Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of AerSale Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 10, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Miami, Florida

March 10, 2026

ITEM 9B          OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, no director or officer adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined under Item 408 of Regulation S-K).

ITEM 9C          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11          EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2025:

	Number of Securities to		Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise		Exercise Price of	Available for Future
	of Outstanding Options,		Outstanding Options,	Issuance Under Equity
Plan category	Warrants, and Rights		Warrants, and Rights	Compensation Plans
Equity compensation plans approved by security holders (1)	3,820,216	(2)	6.58	3,420,666	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	3,820,216		6.58	3,420,666

(1)	Consists of the AerSale Corporation 2020 Equity Incentive Plan, as amended (the “2020 Plan”), and the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”).
(2)	All outstanding awards represent shares issuable pursuant to the 2020 Plan.
(3)	Under the 2020 Plan, a total of 3,185,260 shares were available for issuance in the form of restricted stock, restricted stock units, stock options, or other stock-based or cash-based awards as of December 31, 2025, excluding shares to be issued under outstanding equity awards. Under the ESPP, a total of 235,406 shares were available for issuance as of December 31, 2025.

The remainder of the response to this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 14          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of AerSale Corporation (formerly Monocle Holdings Inc.), dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation (formerly Monocle Holdings Inc.), dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated Bylaws of AerSale Corporation (formerly Monocle Holdings Inc.), dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of AerSale Corporation, dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
4.1	Specimen Common Stock Certificate of AerSale Corporation (formerly Monocle Holdings Inc.).	S-4/A	333-235766	4.2	02/14/2020
4.2	Description of the Registrant’s Securities	10-K	001-38801	4.4	3/15/2022
10.1#	Executive Offer Letter between AerSale Inc. and Nicolas Finazzo	10-K	001-38801	10.10	03/16/2021
10.2#	Executive Offer Letter between AerSale Inc. and Martin Garmendia	10-K	001-38801	10.3	03/11/2025
10.3#	Executive Offer Letter between AerSale Inc. and Gary Jones	10-K	001-38801	10.5	03/11/2025
10.4#	Executive Offer Letter between AerSale Inc. and Craig Wright	10-K	001-38801	10.7	03/11/2025
10.5#	AerSale Corporation Severance Plan.	10-K	001-38801	10.9	03/11/2025
10.6#	AerSale Corporation 2020 Equity Incentive Plan.	S-4/A	333-235766	10.1	10/14/2020
10.7#	Forms of award agreements under the AerSale Corporation 2020 Equity Incentive Plan	S-8	333-253424	99.2	02/24/2021
10.8#	AerSale Corporation 2020 Employee Stock Purchase Plan.	S-4/A	333-235766	10.11	10/14/2020
10.9†	Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Aersale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.22	03/16/2021
10.10†	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 8, 2020, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto and Wells Fargo Bank, National Association, as administrative agent and lender.	10-K	001-38801	10.23	03/16/2021
10.11†	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 12, 2021, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, Wells Fargo Bank, National Association, as administrative agent and lender, AerSale Ireland 1 Limited, as new borrower and	10-K	001-38801	10.24	03/16/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
	AerSale Corporation and Monocle Parent LLC, as guarantors.
10.12#	Form of Restricted Stock Unit Grant Notice under the AerSale Corporation 2020 Equity Incentive Plan (Non-Employee Directors).	10-Q	001-38801	10.26	08/09/2022
10.13#	AerSale Corporation Second Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-388801	10.22	08/09/2023
10.14†	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 9, 2023, by and among AerSale Aviation Inc., the existing borrowers thereto, the lenders thereto, and Wells Fargo Bank, National Association, as administrative agent and lender	10-Q	001-38801	10.23	08/09/2023
10.15†	Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of July 25, 2023, by and among the Company, the lenders and other parties from time to time party thereto, Synovus Bank, as documentation agent, and Wells Fargo Bank, National Administration, as administrative agent and collateral agent.	8-K	001-38801	1.1	08/10/2023
10.16#	First Amendment to the AerSale Corporation 2020 Equity Incentive Plan	S-8	333-274663	99.2	09/22/2023
10.17#	Form of Restricted Stock Award Agreement under the Incentive Compensation Plan	10-Q	001-38801	10.1	08/07/2024
10.18#	Form of Nonqualified Stock Option Award Agreement	10-Q	001-38801	10.2	08/07/2024
10.19#	Form of Restricted Performance Unit Award Agreement	10-Q	001-38801	10.3	08/07/2024
10.20†	Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of October 24, 2024, by and among the Company, the lenders party thereto, Synovus Bank, as documentation agent, and Wells Fargo Bank, National	8-K	001-38801	1.1	10/25/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
	Administration, as administrative agent and collateral agent.
10.21#	Executive Offer Letter between AerSale Inc. and Ben Tschirhart	10-K	001-38801	10.26	03/11/2025
10.22#	Executive Offer Letter between AerSale Inc. and Enrique Pizzi	10-K	001-38801	10.28	03/11/2025
10.23†	Amendment No. 6 to the Amended and Restated Credit Agreement, dated March 14, 2025, by and among AerSale Corporation, the other guarantors party thereto, Wells Fargo, National Association, as administrative agent and each lender and other party from time to time party thereto	8-K	001-38801	1.2	03/17/2025
10.24#	Second Amendment to the AerSale Corporation 2020 Equity Incentive Plan.	S-8	333-288567	99.3	07/08/2025
10.25#	First Amendment to the AerSale Corporation 2020 Employee Stock Purchase Plan.	10-Q	001-38801	10.1	11/07/2025
10.26#	Executive Offer Letter between AerSale Inc. and Paul A. Hechenberger					*
19.1	AerSale Corporation First Amended and Restated Insider Trading Compliance Policy	10-K	001-38801	19.1	03/11/2025
21.1	List of Subsidiaries.					*
23.1	Consent of Grant Thornton LLP.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	AerSale Corporation Clawback Policy	10-K	001-38801	97.1	3/8/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101).					*
*	Filed herewith
**	Furnished herewith
#	Denotes a management contract or compensation plan or arrangement
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

2
AerSale Corporation

Date: March 10, 2026	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicolas Finazzo	Chairman, Chief Executive Officer, and Director	March 10, 2026
Nicolas Finazzo	(Principal Executive Officer)

/s/ Martin Garmendia	Chief Financial Officer and Treasurer	March 10, 2026
Martin Garmendia	(Principal Financial and Accounting Officer)

/s/ Robert B. Nichols	Director	March 10, 2026
Robert B. Nichols

/s/ Andrew Levy	Director	March 10, 2026
Andrew Levy

/s/ Lt. General Judith A. Fedder	Director	March 10, 2026
Lt. General Judith A. Fedder

/s/ Thomas Mullins	Director	March 10, 2026
Thomas Mullins

/s/ Carol DiBattiste	Director	March 10, 2026
Carol DiBattiste

/s/ Thomas D. Mitchell	Director	March 10, 2026
Thomas D. Mitchell