Form 10-Q
period 2026-03-31
AerSale Corp
filed 2026-05-08
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s common stock outstanding as of May 4, 2026 was 47,252,829.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may constitute forward-looking statements, and may include, but are not limited to, changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; the sufficiency of our liquidity; our recovery of insurance proceeds for casualty losses; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: disruptions in supply chain, including the inability to obtain certain components and raw materials from suppliers; factors that adversely impact the commercial aviation industry; the fluctuating market value of our aviation products; our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults; success at our maintenance, repair and overhaul (“MRO”) facilities is dependent upon continued outsourcing by airlines; shortage of skilled personnel or work stoppages; the highly competitive nature of the markets in which we operate; risks associated with our international operations; risks from business acquisitions and integration of new businesses acquired; the unique risks we encounter by supplying equipment and services to the U.S. government; further consolidation of customers and suppliers in our markets; cyber or other security threats or disruptions; the significant capital expenditures that may be required to keep pace with technological developments in our industry; lack of ownership of certain intellectual property and tooling that is important to our business; litigation to protect our intellectual property; our dependence on our facilities, which are subject to physical and other risks that could disrupt production; risks from any improper conduct by our employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate; loss of services from key employees; the failure of our subcontractors to perform their contractual obligations; impacts from future outbreaks and infectious diseases on flight activity, demand for MRO and leasing services, our business partners or customers, and the related macro environment; our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us; our failure to comply with the covenants in the documents governing our existing indebtedness; limitations on our current and future operations from restrictive covenants contained in documents governing our existing and future indebtedness; unanticipated changes in our tax provision; possible goodwill and intangible asset impairments; changes in interest rates, foreign currency exchange rates and swap counterparty risks; we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation; compliance with U.S. and other anti-corruption laws, enhanced tariffs, export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations; current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims, and claims not adequately covered by insurance; the liens of Flight Equipment could exceed the value of such Flight Equipment; the risk that our leased aircraft engines are deemed accessions to the aircraft and our ability to repossess an engine is impaired; product and other liability claims not covered by insurance; the extensive environmental requirements with which we must comply; global climate change, or legal, regulatory or market responses to such change; the potential for another shutdown of the U.S. government and disruptions resulting therefrom; volatility in our stock price and the risk that a liquid trading market does not continue; lack of analyst coverage for our common stock; depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur; the fact that we do not intend to pay dividends on our common stock for the foreseeable future; insolvency of our customers; the adverse effect of negative

i

economic conditions; and other factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 10, 2026.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Current assets:
Cash and cash equivalents	$2,085	$4,379
Accounts receivable, net of allowance for credit losses of $1,098 and $1,173 as of March 31, 2026 and December 31, 2025, respectively	47,116	42,654
Income tax receivable	1,126	1,728
Inventory:
Aircraft, airframes, engines, and parts	214,703	205,379
Advance vendor payments	4,900	5,679
Deposits, prepaid expenses, and other current assets	12,085	9,170
Total current assets	282,015	268,989
Fixed assets:
Aircraft and engines held for lease, net	121,489	102,361
Property and equipment, net	31,998	32,006
Inventory:
Aircraft, airframes, engines, and parts	154,783	158,385
Operating lease right-of-use assets	28,873	30,130
Deferred income taxes	9,735	8,784
Deferred financing costs, net	925	1,024
Other assets	578	586
Goodwill	19,860	19,860
Other intangible assets, net	17,810	18,347
Total assets	$668,066	$640,472

Current liabilities:
Accounts payable	$31,260	$29,645
Accrued expenses	7,198	7,233
Income tax payable	324	329
Lessee and customer purchase deposits	2,123	780
Current operating lease liabilities	4,114	4,313
Current portion of long-term debt	993	993
Deferred revenue	724	530
Deferred insurance proceeds	28,610	28,610
Total current liabilities	75,346	72,433
Revolving credit facility	137,796	110,053
Long-term debt	1,036	1,284
Long-term lease deposits	3,182	3,492
Long-term operating lease liabilities	27,150	28,190
Maintenance deposit payments and other liabilities	773	589
Total liabilities	245,283	216,041
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 47,241,615 and 47,221,513 shares as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	278,531	276,729
Retained earnings	144,247	147,697
Total stockholders' equity	422,783	424,431
Total liabilities and stockholders’ equity	$668,066	$640,472

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Products	$35,304	$37,122
Leasing	11,846	7,501
Services	23,464	21,153
Total revenue	70,614	65,776
Cost of sales and operating expenses:
Cost of products	24,023	27,639
Cost of leasing	4,463	3,008
Cost of services	23,247	17,164
Total cost of sales	51,733	47,811
Gross profit	18,881	17,965
Selling, general and administrative expenses	22,213	24,612
Loss from operations	(3,332)	(6,647)
Other (expense) income:
Interest expense, net	(2,130)	(1,181)
Other income, net	1,007	1,888
Change in fair value of warrant liability	-	(57)
Total other (expense) income, net	(1,123)	650
Loss before income tax provision	(4,455)	(5,997)
Income tax benefit	1,005	720
Net loss	$(3,450)	$(5,277)

Loss per share:
Basic	$(0.07)	$(0.10)
Diluted	$(0.07)	$(0.10)
Weighted average shares outstanding:
Basic	47,240,034	52,338,258
Diluted	47,240,034	52,338,258

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2026 and 2025

(in thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Retained	Stockholders’
	Amount	Shares	Paid-in Capital	Earnings	Equity
Balance at December 31, 2025	$5	47,221,513	$276,729	$147,697	$424,431
Share-based compensation	-	-	1,802	-	1,802
Shares issued under the 2020 Equity Incentive Plan	0	20,102	-	-	0
Net loss	-	-	-	(3,450)	(3,450)
Balance at March 31, 2026	$5	47,241,615	$278,531	$144,247	$422,783

					Shares of	Treasury	Total
	Common stock		Additional	Retained	Treasury	Stock,	stockholders’
	Amount	Shares	paid-in capital	earnings	Stock	at Cost	equity
Balance at December 31, 2024	$5	53,252,563	$316,493	$139,122	-	$-	$455,620
Share-based compensation	-	-	1,160	-	-	-	1,160
Shares issued under the 2020 Equity Incentive Plan	0	36,074	-	-	-	-	0
Purchase of treasury stock	-	-	-	-	6,428,571	(45,000)	(45,000)
Retirement of treasury stock	0	(6,428,571)	(45,000)	-	(6,428,571)	45,000	-
Shares surrendered for tax withholdings on equity awards	-	-	(45)	-	-	-	(45)
Net loss	-	-	-	(5,277)	-	-	(5,277)
Balance at March 31, 2025	$5	46,860,066	$272,608	$133,845	-	$-	$406,458

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,450)	$(5,277)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,138	4,943
Amortization of debt issuance costs	99	90
Amortization of operating lease assets	18	53
Inventory reserve	2,732	829
Deferred income taxes	(951)	(403)
Change in fair value of warrant liability	-	57
Share-based compensation	1,802	1,160
Changes in operating assets and liabilities:
Accounts receivable	(4,462)	(5,221)
Income tax receivable	602	(239)
Inventory	(29,941)	(39,709)
Deposits, prepaid expenses, and other current assets	(2,915)	873
Other assets	8	(35)
Advance vendor payments	779	107
Accounts payable	1,615	(6,647)
Income tax payable	(5)	-
Accrued expenses	(101)	(18)
Deferred revenue	194	(857)
Lessee and customer purchase deposits	1,033	1,251
Deferred insurance proceeds	-	3,700
Other liabilities	142	122
Net cash used in operating activities	(26,663)	(45,221)
Cash flows from investing activities:
Acquisition of aircraft and engines held for lease, including capitalized costs	(2,074)	(1,128)
Purchase of property and equipment	(1,052)	(2,411)
Net cash used in investing activities	(3,126)	(3,539)
Cash flows from financing activities:
Proceeds from long-term debt	-	220
Repayments of long-term debt	(248)	(151)
Proceeds from revolving credit facility	83,043	148,943
Repayments of revolving credit facility	(55,300)	(55,100)
Payments of debt issuance costs	-	(114)
Purchase of treasury stock	-	(45,000)
Taxes paid related to net share settlement of equity awards	-	(45)
Net cash provided by financing activities	27,495	48,753

Decrease in cash and cash equivalents	(2,294)	(7)
Cash and cash equivalents, beginning of period	4,379	4,698
Cash and cash equivalents, end of period	$2,085	$4,691

Supplemental disclosure of cash activities
Income tax payments (refunds), net	$3	$(191)
Interest paid	$2,030	$1,063
Supplemental disclosure of noncash investing activities
Reclassification of inventory to equipment held for lease, net	$21,487	$3,509

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2026

NOTE A — DESCRIPTION OF THE BUSINESS

Organization

AerSale Corporation (the “Company” or “we”), a Delaware corporation, is headquartered in Doral, Florida, with additional offices, hangars, and warehouses located globally.

Description of the Business

The Company is a worldwide provider of aftermarket commercial aircraft and engines (“Flight Equipment”) and their parts to airlines, leasing companies, manufacturers of original equipment, government and defense contractors, and repair and overhaul service providers. We focus on the acquisition of mid-life assets, which are monetized through our Asset Management Solutions segment. Asset Management Solutions activities include monetization of the assets through leasing to passenger and cargo operators worldwide, as well as sales of whole assets or their components, or through teardown activities in support of our Used Serviceable Material ("USM") business. Our monetizing services are designed to maximize returns on mid-life Flight Equipment throughout their operating life and to realize the highest residual value at their retirement. We do this by utilizing our deep market and technical knowledge in management of Flight Equipment leasing, sales, and Maintenance, Repair, and Overhaul (“MRO”) activities. Beyond providing asset management services on our own Flight Equipment, we additionally provide asset management services to third-party clients complementing their infrastructure to optimize their Flight Equipment investments. The Company's monetization strategy is driven by maximum value extraction for each asset, which may include a lease of an asset for the time period before its next scheduled overhaul (“green time”) on a short term or “spot” lease, with the intent of trading or   disassembling the asset once the remaining green time has been utilized.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. Although these interim condensed consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. These unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), wherein a more complete discussion of significant accounting policies and certain other information can be found.

Revenue Recognition

Products Revenue — Used Serviceable Material (“USM”) Sales

Revenue from sales of USM is measured based on consideration specified in a contract with a customer, and excludes any sales commissions and taxes collected and remitted to government agencies. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The parts are sold at a fixed price with no right of return. In determining the performance obligation, management has identified the promise in the contract to be the shipment of the spare parts to the customer. Title passes to the buyer when the goods are shipped, and the buyer is responsible for any loss in transit and the Company has a legal right to payment for the spare parts once shipped. We generally sell our USM products under standard 30-day payment terms, subject to certain exceptions. Customers neither have the right to return products nor do they have the right to extended financing. The Company has determined physical acceptance of the spare parts to be a formality in accordance with ASC 606 – Revenue from Contracts with Customers (“ASC 606”).

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

Services Revenue

Revenue for services is recognized as performance obligations are fulfilled and the benefits are transferred to the customer. At contract inception, we evaluate if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations. In some cases, our service contract with the customer is considered one performance obligation as it includes factors such as the good or service being provided is significantly integrated with other promises in the contract, the service provided significantly modifies or customizes the other good or service, or the goods or services are highly interdependent or interrelated with each other. If the contract has more than one performance obligation, the Company determines the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on their relative standalone selling prices. The transaction price of a contract, which can include both fixed and variable amounts, is allocated to each performance obligation identified. Some contracts contain variable consideration, which could include incremental fees or penalty provisions related to performance. Variable consideration that can be reasonably estimated based on current assumptions and historical information is included in the transaction price at the inception of the contract but limited to the amount that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

We have elected to use certain practical expedients permitted under ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our accompanying condensed consolidated statements of operations and are not considered a performance obligation to our customers. Our reported revenue on our accompanying condensed consolidated statements of operations is net of any sales or related non-income taxes.

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

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires public entities to disclose, in a tabular presentation, the following expense items: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses, as well as other types of expenses when applicable. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosure.

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

Contract assets are as follows (in thousands):

	March 31, 2026	December 31, 2025	Change
Contract assets	$5,802	$4,076	$1,726

Contract assets are reported within deposits, prepaid expenses, and other current assets on our condensed consolidated balance sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on the accompanying condensed consolidated balance sheets and amounted to $0.5 million as of December 31, 2025, of which $0.3 million was related to contract liabilities for services to be performed. For the three months ended March 31, 2026, the Company recognized as revenue $0.2 million of contract liabilities included in the deferred revenue beginning balance for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026
	Asset Management
	Solutions	TechOps	Total Revenue
USM	$26,100	$1,683	$27,783
Whole asset sales	5,200	-	5,200
Engineered solutions	-	2,321	2,321
Total products	31,300	4,004	35,304
Leasing	11,846	-	11,846
Services	-	23,464	23,464
Total revenue	$43,146	$27,468	$70,614

	Three Months Ended March 31,
	2025
	Asset Management
	Solutions	TechOps	Total Revenue
USM	$29,962	$3,037	$32,999
Whole asset sales	1,750	-	1,750
Engineered solutions	-	2,373	2,373
Total products	31,712	5,410	37,122
Leasing	7,501	-	7,501
Services	-	21,153	21,153
Total revenue	$39,213	$26,563	$65,776

NOTE D — INVENTORY

Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
USM	$124,484	$147,742
Whole assets	131,481	118,855
Work-in-process	27,608	20,439
MRO and engineered solutions	85,913	76,728
	$369,486	363,764
Less short term	(214,703)	(205,379)
Long term	$154,783	$158,385

The Company recorded inventory scrap loss reserves of $1.1 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

The Company recorded an inventory reserve $1.6 million for the three months ended March 31, 2026, due to the Company’s evaluation of the inventory’s net realizable value. Additions to inventory reserves are included in cost of products in the accompanying condensed consolidated statements of operations.

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

The Company’s goodwill and intangible assets as defined by ASC 350 are related to its acquired subsidiaries, AerSale Component Solutions (d/b/a AerSale Landing Gear Solutions) (“ALGS”), Avborne Component Solutions (d/b/a AerSale Component Solutions) (“ACS”), and Aircraft Composite Technologies (“ACT” or “AerSale AeroStructures - Miami”), which are included in the TechOps segment, as well as Qwest Air Parts (“Qwest”), which is included under the Asset Management Solutions segment. See Note M for information about our business segments.

Goodwill and other intangibles, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Asset Management:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Net book value of intangible assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	March 31, 2026	December 31, 2025
Asset Management:
Customer relationships	10	$2,973	$3,213
ACS:
Customer relationships	10	560	613
ACT:
Customer relationships	10	3,355	3,583
AerSale:
AerAware flight manuals	10	592	608
Total intangible assets with definite lives, net		$7,480	$8,017

Total amortization expense amounted to $0.5 million for the three months ended March 31, 2026 and 2025. Accumulated amortization amounted to $14.2 million and $13.7 million as of March 31, 2026 and December 31, 2025, respectively.

There was no goodwill activity for the three months ended March 31, 2026 and 2025.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred. No triggering events have been identified for the periods reported.

NOTE F — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
	In Years	March 31, 2026	December 31, 2025
Tooling and equipment	5 – 15	$20,366	$18,967
Furniture and other equipment	3 – 15	14,632	14,589
Computer software	3 – 5	1,529	1,521
Leasehold improvements	2 – 15	27,732	28,008
		64,259	63,085
Less accumulated depreciation		(32,261)	(31,079)
		$31,998	$32,006

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.2 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE G — AIRCRAFT AND ENGINES HELD FOR LEASE, NET

Aircraft and engines held for lease, net, as of the below dates consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Aircraft and engines held for lease	$153,901	$134,868
Less accumulated depreciation	(32,412)	(32,507)
	$121,489	$102,361

Total depreciation expense amounted to $4.4 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively, and is included in cost of leasing in the accompanying condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $5.3 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively.

The Company’s current operating lease agreements for leased Flight Equipment expire over the next five years. The amounts in the following table are based upon the assumption that Flight Equipment under operating leases will remain leased for the length of time specified by the respective lease agreements. Minimum future annual lease revenue contracted to be received under existing operating leases of Flight Equipment were as follows (in thousands):

Year ending December 31:
Remaining nine months of 2026	$18,627
2027	15,345
2028	8,062
2029	7,801
2030	7,622
Thereafter	4,328
Total minimum lease payments	$61,785

NOTE H — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and related benefits	$3,204	$2,907
Accrued legal fees	1,108	853
Commission fee accrual	688	1,064
Accrued federal, state and local taxes and fees	166	160
Other	2,032	2,249
	$7,198	$7,233

NOTE I – WARRANT LIABILITY

Warrants to purchase a total of 623,834 shares of the Company’s common stock (the “Private Warrants”) expired unexercised during the year ended December 31, 2025.

The Private Warrants included provisions that affected the settlement amount. Such variables were outside of those used to determine the fair value of a fixed-for-fixed instrument, and as such, the Private Warrants did not meet the criteria for equity treatment under guidance contained in ASC Topic 815 – Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. The Company classified the Private Warrants as a liability at their fair value subject to re-measurement at each balance sheet date and adjusted at each reporting period until expired, and any change in fair value was recognized in the Company's condensed consolidated statements of operations. Prior to their expiration, the fair value of the Private Warrants was determined using the Black-Scholes option pricing model.

NOTE J – FINANCING ARRANGEMENTS

Outstanding debt obligations as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
$180.0 million Wells Fargo senior secured revolving credit facility	$137,796	$110,053
$10.0 million CIBC property and equipment revolving term loan	2,029	2,277
Total	139,825	112,330
Less current portion	(993)	(993)
Total long-term portion	$138,832	$111,337

Total deferred financing costs were $0.9 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively. Amortized debt issuance costs are recorded in interest expense through maturity of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense amounted to $0.1 million for the three months ended March 31, 2026 and 2025.

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

On March 9, 2023, we amended the Revolving Credit Agreement to replace the benchmark rate from the London Interbank Offered Rate to the Secured Overnight Financing Rate (“SOFR”). On July 25, 2023, the Revolving Credit Agreement was amended to increase the maximum commitments thereunder to $180.0 million aggregate amount,  expandable to $200.0 million, subject to conditions and the availability of lender commitments and borrowing base limitations, and the maturity date was extended to July 24, 2028.

As of March 31, 2026, the Company had $39.7 million of availability, subject to borrowing base limitations.

The obligations of AerSale, Inc. under the Revolving Credit Agreement are guaranteed by the Company, and other subsidiaries of AerSale, Inc. may be designated as borrowers on a joint and several basis. Such obligations are also secured by substantially all of the assets of the Company.

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of SOFR plus a margin of 2.25% to 2.75%. The applicable interest rate as of March 31, 2026 was 6.70%. Interest expense on the Revolving Credit Agreement was $2.0 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of March 31, 2026 and December 31, 2025.

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

The CIBC Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of March 31, 2026 and December 31, 2025.

The effective rate on this facility as of March 31, 2026 was 6.67%. Maturities of the CIBC Equipment Loan as of March 31, 2026 are as follows (in thousands):

Year ending December 31:
Remaining nine months of 2026	$745
2027	993
2028	291
Total payments	$2,029

NOTE K — EARNINGS PER SHARE

The computation of basic and diluted earnings per share is based on the weighted average number of shares of common stock outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss	$(3,450)	$(5,277)

Weighted-average number of shares outstanding - basic	47,240,034	52,338,258
Weighted-average number of shares outstanding - diluted	47,240,034	52,338,258

Loss per share – basic:	$(0.07)	$(0.10)
Loss per share – diluted:	$(0.07)	$(0.10)

Anti-dilutive shares/units excluded from loss per share - diluted:
Additional shares from assumed stock-settled restricted stock units	1,125,441	362,414
Additional shares from assumed issuance under the Employee Stock Purchase Plan	3,137	4,667

NOTE L — STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 47,241,615 and 47,221,513 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

On March 18, 2025, the Company repurchased, directly from a selling stockholder, 6,428,571 shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.00 per share for total consideration of $45.0 million. The purchased shares were immediately retired.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has 10,200,000 shares of common stock issuable under the 2020 Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors (the “Board”) of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or otherwise settled without issuance of the full number of shares to which it relates, those shares will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; and interpret and administer the 2020 Plan and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the three months ended March 31, 2026 and 2025 was as follows:

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2025	2,475,347	$6.63
Forfeited	(525)	14.70
Vested	(25,536)	13.57
Outstanding at March 31, 2026	2,449,286	$6.56

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2024	1,380,277	$8.38
Granted	5,434	6.97
Forfeited	(13,042)	14.72
Vested	(42,193)	15.13
Expired	(10,404)	16.02
Outstanding at March 31, 2025	1,320,072	$8.04

As of March 31, 2026, the unrecognized compensation costs related to restricted stock units was $4.5 million. The Company expects to recognize these costs over a weighted average period of 1.8 years.

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

As of March 31, 2026, the Company’s restricted stock units included 1,536,258 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones ranging from 80% to 200% vesting targets, while the remaining awards vest over a period ranging from one to three years.

The Company recorded $0.4 million share-based compensation expense for certain performance-based awards for the three months ended March 31, 2026 given that the achievement of the performance milestones was deemed probable for accounting purposes. The Company did not recognize share-based compensation for the performance-based awards for the three months ended March 31, 2025 given than the achievement of the performance milestones was deemed not probable for accounting purposes.

The share-based compensation expense related to restricted stock units was $0.9 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

Stock options activity under the 2020 Plan for the three months ended March 31, 2026 and 2025 was as follows:

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,338,935	$6.48	9.01	$839
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2026	1,338,935	$6.48	8.76	$108

Exercisable at March 31, 2026	191,811	$7.02	8.19	$-

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	646,301	$7.02	9.44	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2025	646,301	$7.02	9.19	$304

Exercisable at March 31, 2025	32,205	$7.02	9.19	$15

As of March 31, 2026, the unrecognized compensation costs related to stock options was $1.5 million. The Company expects to recognize those costs over a weighted average period of 1.4 years.

The share-based compensation expense related to stock options was $0.5 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

2020 Employee Stock Purchase Plan

The Company also maintains the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. No shares were issued during the three months ended March 31, 2026 and 2025.

NOTE M — BUSINESS SEGMENTS

The Chairman and Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). We report operational data to our CODM at the segment level, which he uses to evaluate performance and allocate resources based on gross profit and income (loss) from operations by segment. While the Company believes there are synergies between the two business segments, they are managed separately because they have different risks and opportunities. The two reportable segments are:

●	Asset Management Solutions — comprised of activities to extract value from strategic asset acquisitions through leasing, trading, or disassembling for product sales through USM.

●	TechOps — comprised of MRO services and product sales of internally developed engineered solutions and other serviceable products.

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

The TechOps segment consists of aftermarket support and services businesses that provide maintenance support for aircraft and aircraft components, and sale of engineered solutions. Our MRO business also engages in longer term projects such as aircraft modifications, cargo conversions of wide-body aircraft, and aircraft storage. The segment also includes MRO services for landing gear, structured components, and other accessories components. Cost of sales consists principally of the cost of product, direct labor, and overhead. Our engineered solutions revenue consists of sales of products internally developed as permitted by Supplemental Type Certificates issued by the FAA. These products are proprietary in nature and function as non-original equipment manufacturer solutions to airworthiness directives and other technical challenges for operators. In order to develop these products, we engage in research and development activities. Our TechOps segment will engage in the repair and sale of used serviceable materials through their ability to overhaul existing inventory.

The accounting policies for the segments are the same as those described in Note B – Summary of Significant Accounting Policies. Our reportable segments are aligned principally around the differences in products and services. Gross profit is calculated by subtracting cost of sales from revenue; income (loss) from operations is calculated by further subtracting unapplied operating expenses and selling, general and administrative expenses. The assets and certain expenses related to corporate activities are not allocated to the segments. The segment reporting excludes the allocation of interest expense, interest income, other income (expense), net, change in fair value of warrant liability, and income tax expense (benefit).

Selected financial information for each segment is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
Asset Management Solutions
Aircraft	$8,698	$7,350
Engine	34,448	31,863
	43,146	39,213
TechOps
MRO services	23,464	21,153
Product sales	4,004	5,410
	27,468	26,563
Total	$70,614	$65,776

	Three Months Ended March 31,
	2026	2025
Cost of sales
Asset Management Solutions
Aircraft	$6,011	$5,774
Engine	20,199	21,390
	26,210	27,164
TechOps
MRO services	23,247	17,164
Product sales	2,276	3,483
	25,523	20,647
Total	$51,733	$47,811

	Three Months Ended March 31,
	2026	2025
Gross profit
Asset Management Solutions
Aircraft	$2,687	$1,576
Engine	14,249	10,473
	16,936	12,049
TechOps
MRO services	217	3,989
Product sales	1,728	1,927
	1,945	5,916
Total	$18,881	$17,965

The following table reconciles segment gross profit to loss before income tax provision for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$16,936	$1,945	$18,881	$12,049	$5,916	$17,965
Operating expenses	(4,283)	(204)	(4,487)	(3,650)	(2,092)	(5,742)
Selling, general and administrative expenses	(3,459)	(2,960)	(6,419)	(3,736)	(5,046)	(8,782)
Segment income (loss) from operations	$9,194	$(1,219)	$7,975	$4,663	$(1,222)	$3,441
Other corporate expenses (1)			(11,307)			(10,088)
Loss from operations			(3,332)			(6,647)
Other (expense) income:
Interest expense, net			(2,130)			(1,181)
Other income, net			1,007			1,888
Change in fair value of warrant liability			-			(57)
Loss before income tax provision			$(4,455)			$(5,997)

(1)	Other corporate expenses include other unapplied payroll expenses and benefits, telecommunications and IT support, professional fees, office rent, and depreciation, among others.

	March 31,	December 31,
(in thousands)	2026	2025
Total Assets
Asset Management Solutions	$445,871	$434,680
TechOps	212,390	193,724
Corporate	9,805	12,068
	$668,066	$640,472

	Three Months Ended March 31,
(in thousands)	2026	2025

Total depreciation and amortization expense
Asset Management Solutions	$4,733	$3,348
TechOps	1,152	1,304
Corporate	253	291
	$6,138	$4,943
Total capital expenditures
Asset Management Solutions	$2,147	$2,321
TechOps	945	1,172
Corporate	34	46
	$3,126	$3,539

Intersegment sales includes amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three months ended March 31, 2026 and 2025, is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Asset Management Solutions	$625	$423
TechOps	1,465	3,094
Total intersegment revenue	$2,090	$3,517

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis and the accompanying financial statements and related notes with AerSale’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the 2025 Form 10-K and in any of AerSale’s subsequent reports filed with the Securities and Exchange Commission. Events relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, geopolitical uncertainties including continuing hostilities and tensions, trade restrictions and sanctions, tariffs and retaliatory countermeasures. Should one or more of these risks or uncertainties materialize, actual outcomes, including the future results of AerSale’s operations, may vary materially from those indicated.

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

We source parts and components for our business from various suppliers around the world. Current geopolitical conditions, including trade restrictive actions and strained intercountry relations, and potential shutdowns of the U.S. government could cause significant materials and parts shortages, disruptions to government contracts such as delayed payments or halted projects, effects on supply chains due to reduced staffing for customers, inspections and transportations authorities, or delays in regulatory approvals, distribution issues, energy cost increases and price increases. Furthermore, the U.S. government’s adoption of new approaches to trade policy and imposition of tariffs on certain foreign goods (as well as the possibility of imposing significant, additional tariffs in the future) may make it more difficult or costly for us to procure components and other material supplies and, in turn, may increase the cost to our customers, which may materially and adversely impact demand for our products and services, our results of operations or our financial condition. In addition, these U.S. actions have, and could in the future, result in other countries imposing retaliatory tariffs on our goods and services provided to foreign customers, which similarly could materially and adversely impact demand for our products and services. We continue to monitor the current economic environment and its potential impact on our business, results of operations or financial condition, as well as potential impact on our end customers whose demand for our products and services may be adversely impacted as a result of increased geopolitical instability or changes in policies by the U.S. or other governments, and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Our estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

The most recently adopted and to be adopted accounting pronouncements are described in Note B of our condensed consolidated financial statements included in this Quarterly Report, as well as in Note B within our consolidated annual financial statements in Part II, Item 8 of the 2025 Form 10-K.

Results of Operations

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Sales and gross profit for AerSale’s two business segments for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	Percent Change
Revenue
Asset Management Solutions
Aircraft	$8,698	$7,350	18.3%
Engine	34,448	31,863	8.1%
	43,146	39,213	10.0%
TechOps
MRO services	23,464	21,153	10.9%
Product sales	4,004	5,410	(26.0)%
	27,468	26,563	3.4%

Total	$70,614	$65,776	7.4%

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$2,687	$1,576	70.5%
Engine	14,249	10,473	36.1%
	16,936	12,049	40.6%
TechOps
MRO services	217	3,989	(94.6)%
Product sales	1,728	1,927	(10.3)%
	1,945	5,916	(67.1)%

Total	$18,881	$17,965	5.1%

Total revenue for the three months ended March 31, 2026 increased $4.8 million, or 7.4%, compared to the same period in 2025, driven by an increase of $3.9 million, or 10.0%, within Asset Management Solutions, and an increase of $0.9 million, or 3.4%, within TechOps.

Asset Management Solutions

Sales in the Asset Management Solutions segment increased $3.9 million, or 10.0%, to $43.1 million for the three months ended March 31, 2026, due to a $2.6 million, or 8.1%, increase in revenue from Engine, and a $1.3 million, or 18.3%, increase in revenue from Aircraft. The increase in Engine revenue is due to higher Flight Equipment sales in the amount of $3.5 million and higher leasing revenue of $3.0 million primarily attributable to higher activity in the RB211  and CF6-80 product lines, partly offset by lower USM sales in the amount of $3.9 million. The increase in Aircraft revenue is primarily attributable to higher activity in the B757 product line as a result of higher leasing revenue in the amount of $1.2 million.

Cost of sales in Asset Management Solutions decreased $1.0 million, or 3.5%, to $26.2 million for the three months ended March 31, 2026, compared to the prior year period. The decrease in cost of sales was primarily driven by the decrease in USM sales discussed above. Gross profit in the Asset Management Solutions segment increased $4.9 million to $16.9 million, or 40.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The gross profit increase is mainly attributable to higher revenue generated on our Flight Equipment sales for the three months ended March 31, 2026, as noted above.

Aircraft gross profit margins increased to 30.9% for the three months ended March 31, 2026, from 21.4% for the three months ended March 31, 2025 due to higher margins generated on leased Flight Equipment as well as higher margins generated on USM sales. Engine gross profit margin was 41.4% for the three months ended March 31, 2026, an increase from 32.9% for the three months ended March 31, 2025, which was primarily the result of higher margins generated on Flight Equipment sales.

TechOps

Our revenue from TechOps increased by $0.9 million, or 3.4%, to $27.5 million for the three months ended March 31, 2026, compared to the prior year period. The increase was primarily driven by higher volume in our heavy MRO facilities as Millington, Tennessee returned to service and Goodyear, Arizona filled some of its previously available capacity. Component MRO revenue also increased following the relocation and commencement of operations at our expanded facility in Hialeah Gardens, Florida. These increases were partially offset by lower revenue from MRO product sales.

Cost of sales in TechOps increased $4.9 million, or 23.6%, to $25.5 million for the three months ended March 31, 2026 compared to the prior year period, driven by the sales increase discussed above. Gross profit in TechOps decreased $4.0 million, or 67.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by lower margin generated from our heavy MROs, as a result of higher initial costs at our facility in Millington, Tennessee as it returned to service; as well as higher margin work completed during the prior year in our facility in Goodyear, Arizona. Gross profit margin decreased to 7.1% for the three months ended March 31, 2026 compared to 22.3% for the prior year period, and was largely attributable to lower margin on Service Revenue of 0.9% for the three months ended March 31, 2026 compared to 18.9% for the prior year period, driven by gross profit reduction from our heavy MROs noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.4 million, or 9.7%, to $22.2 million for the three months ended March 31, 2026, compared to the prior year period. The decrease was mostly related to lower payroll costs as well as severance expense incurred in the prior year period as part of cost reduction initiatives.

Change in fair value of warrant liability

We accounted for private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants was determined using the Black-Scholes option pricing model. For the three months ended March 31, 2025, we recorded a $0.1 million change in fair value of warrant liability expense. The Private Warrants expired unexercised during the year ended December 31, 2025.

Interest Expense, Net

Interest expense, net was $2.1 million for the three months ended March 31, 2026, compared to $1.2 million interest expense, net for the three months ended March 31, 2025. The increase was primarily related to higher outstanding borrowings under our debt facilities.

Income Taxes

The effective tax rate for the three months ended March 31, 2026 was 22.6% compared to 12.0% for the three months ended March 31, 2025. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2026 is primarily due to the impact of state income taxes and stock-based compensation. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2025 is primarily due to the benefit of the foreign derived intangible income deduction and R&D credits.

Financial Position, Liquidity and Capital Resources

As of March 31, 2026, we had $2.1 million of cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $137.8 million outstanding under the Revolving Credit Agreement (as defined below) as of March 31, 2026, and we had $39.7 million of availability thereunder. We used $26.7 million of cash for operating activities, primarily related to feedstock acquisition, and used cash in investing activities of $3.1 million for the three months ended March 31, 2026.

We believe our equity base, internally generated funds, and existing availability under our debt facilities are sufficient to maintain our level of operations over the next twelve months. Any projections of future cash needs and cash flows beyond the next twelve months are subject to substantial uncertainty, but we believe our sources of liquidity, as discussed above, will be sufficient to meet our long-term cash requirements. The Company does not typically engage in long-term purchase commitments for the acquisition of feedstock; as a result, the Company has generally been able to manage its liquidity by managing the timing of its feedstock acquisitions so as to deploy funds when advantageous to the Company. However, if an event occurs that affects our ability to meet our capital requirements, our ability to continue to grow our asset base consistent with historical trends could be impaired and our future growth limited to that which can be funded from internally generated capital.

We may, from time to time, purchase our outstanding shares of common stock through cash purchases and/or exchanges for equity or debt, open-market purchases, privately negotiated transactions or otherwise, including, but not limited to, privately negotiated transactions with certain stockholders who have rights to require us to file a registration statement covering shares of our common stock. Such purchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, legal and regulatory considerations, contractual restrictions and other factors. Purchases, if any, will be funded through our available cash and cash equivalents. The amounts involved may be material.

On March 18, 2025, the Company repurchased, directly from a selling stockholder, 6,428,571 shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.00 per share for total consideration of $45.0 million.

Cash Flows— Three months ended March 31, 2026 compared to three months ended March 31, 2025

Cash Flows from Operating Activities

Net cash used in operating activities was $26.7 million for the three months ended March 31, 2026, compared to cash used of $45.2 million for the same period in 2025. The decrease in cash used in operating activities of $18.6 million was primarily due to lower feedstock acquisitions of $11.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.1 million for the three months ended March 31, 2026, compared to cash used of $3.5 million in the same period for 2025. Cash used in investing activities during the three months ended March 31, 2026 was driven by capitalized costs on Flight Equipment and purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $27.5 million for the three months ended March 31, 2026, compared to cash provided of $48.8 million for the three months ended March 31, 2025. Cash provided by financing activities during the three months ended March 31, 2026 resulted from borrowing under our Revolving Credit Agreement. Cash provided by financing activities during the three months ended March 31, 2025 resulted from borrowing under our Revolving Credit Agreement, offset by cash used in the repurchase of common stock.

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

As of March 31, 2026, there was $137.8 million outstanding under the Revolving Credit Agreement and we had $39.7 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of March 31, 2026.

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

During the three months ended March 31, 2026, the Company repaid $0.2 million under this facility, and $2.0 million remained outstanding as of March 31, 2026.

We were in compliance with our debt covenants for the CIBC Equipment Loan as of March 31, 2026.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of March 31, 2026. Refer to Note Q – Leases, within our consolidated annual financial statements in our 2025 Form 10-K for a summary of our non-cancelable contractual obligations under operating leases.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2025 Form 10-K. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results.

During the three months ended March 31, 2026, there were no material changes in our critical accounting estimates and policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the CIBC Equipment Loan, which have variable interest rates tied to the Secured Overnight Financing Rate. As of March 31, 2026, we had $137.8 million outstanding variable rate borrowings under the Revolving Credit Agreement and $2.0 million outstanding variable rate borrowings under the CIBC Equipment Loan. A ten percent increase of the average interest rate affecting our variable rate debt outstanding as of March 31, 2026 would increase our interest expense by $0.3 million for the quarter ended March 31, 2026.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three months ended March 31, 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2026.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A    RISK FACTORS

There are no material changes in the information reported under Part I – Item 1A “Risk Factors” contained in the 2025 Form 10-K.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

Rule 10b5-1 Plan Adoptions or Terminations

During the three months ended March 31, 2026, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of AerSale Corporation (formerly Monocle Holdings Inc.), dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation (formerly Monocle Holdings Inc.), dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated Bylaws of AerSale Corporation (formerly Monocle Holdings Inc.), dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of AerSale Corporation (formerly Monocle Holdings Inc.), dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of AerSale Corporation (formerly Monocle Holdings Inc.)	S-4/A	333-235766	4.2	02/14/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101*)					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	May 8, 2026	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)