Form 10-Q
period 2026-06-30
AerSale Corp
filed 2026-08-07
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s common stock outstanding as of August 3, 2026 was 47,726,763.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may constitute forward-looking statements, and may include, but are not limited to, changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; the sufficiency of our liquidity; our recovery of insurance proceeds for casualty losses; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: disruptions in supply chain; factors that adversely impact the commercial aviation industry; the fluctuating market value of our products; our ability to repossess mid-life commercial aircraft and engines (“Flight Equipment”) when a lessee defaults; success at our maintenance, repair and overhaul (“MRO”) facilities is dependent upon continued outsourcing by airlines; shortage of skilled personnel or work stoppages; the inability to obtain certain components and raw materials from suppliers; the highly competitive nature of the markets in which we operate; risks associated with our international operations; the risks from business acquisitions and integration of new businesses acquired; the unique risks we encounter by supplying equipment and services to the U.S. government; further consolidation of customers and suppliers in our markets; cyber or other security threats or disruptions; the significant capital expenditures that may be required to keep pace with technological developments in our industry; lack of ownership of certain intellectual property and tooling that is important to our business; litigation to protect our intellectual property; our dependence on our facilities, which are subject to physical and other risks that could disrupt production; risks from any improper conduct by our employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate; loss of services from key employees; the failure of our subcontractors to perform their contractual obligations; impacts from future outbreaks and infectious diseases on flight activity, demand for MRO and leasing services, our business partners or customers, and the related macro environment; our dependence on continued availability of financing to manage our business and to execute our business strategy, and unavailability of additional financing on terms acceptable to us; our failure to comply with the covenants in the documents governing our existing indebtedness; limitations on our current and future operations from restrictive covenants contained in documents governing our indebtedness; unanticipated changes in our tax provision; possible goodwill and other asset impairments; changes in interest rates and foreign currency exchange rates; we are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation; compliance with U.S. and other anti-corruption laws, enhanced tariffs, export control laws, import and customs laws, trade and economic sanction laws and other laws governing our operations; current or future regulatory proceedings or litigation including product liability, intellectual property disputes and other claims not adequately covered by insurance; the liens of Flight Equipment could exceed the value of such Flight Equipment; the risk that our leased aircraft engines are deemed accessions to the aircraft and our ability to repossess an engine is impaired; product and other liability claims not covered by insurance; the extensive environmental requirements with which we must comply; global climate change, or legal, regulatory or market responses to such change; depressed stock price as a result of substantial future sales of our common stock, or the perception in the public markets that these sales may occur; lack of analyst coverage for our common stock; actual or anticipated sales of significant amounts of our common stock; the fact that we do not intend to pay dividends on our common stock for the foreseeable future; insolvency of our customers; the adverse effect of negative economic conditions; and other factors described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 10, 2026.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Current assets:
Cash and cash equivalents	$2,201	$4,379
Accounts receivable, net of allowance for credit losses of $1,098 and $1,173 as of June 30, 2026 and December 31, 2025, respectively	46,394	42,654
Income tax receivable	1,126	1,728
Inventory:
Aircraft, airframes, engines, and parts	227,179	205,379
Advance vendor payments	6,366	5,679
Deposits, prepaid expenses, and other current assets	13,141	9,170
Total current assets	296,407	268,989
Fixed assets:
Aircraft and engines held for lease, net	133,029	102,361
Property and equipment, net	31,517	32,006
Inventory:
Aircraft, airframes, engines, and parts	148,868	158,385
Operating lease right-of-use assets	27,525	30,130
Deferred income taxes	11,184	8,784
Deferred financing costs, net	825	1,024
Other assets	578	586
Goodwill	19,860	19,860
Other intangible assets, net	17,268	18,347
Total assets	$687,061	$640,472

Current liabilities:
Accounts payable	$44,722	$29,645
Accrued expenses	9,462	7,233
Income tax payable	203	329
Lessee and customer purchase deposits	2,025	780
Current operating lease liabilities	3,828	4,313
Current portion of long-term debt	993	993
Deferred revenue	817	530
Deferred insurance proceeds	28,610	28,610
Total current liabilities	90,660	72,433
Revolving credit facility	146,152	110,053
Long-term debt	788	1,284
Long-term lease deposits	3,610	3,492
Long-term operating lease liabilities	26,090	28,190
Maintenance deposit payments and other liabilities	1,093	589
Total liabilities	268,393	216,041
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 47,683,297 and 47,221,513 shares as of June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	279,986	276,729
Retained earnings	138,677	147,697
Total stockholders' equity	418,668	424,431
Total liabilities and stockholders’ equity	$687,061	$640,472

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Products	$32,083	$74,589	$67,387	$111,711
Leasing	12,362	8,231	24,208	15,732
Services	26,487	24,562	49,951	45,715
Total revenue	70,932	107,382	141,546	173,158
Cost of sales and operating expenses:
Cost of products	24,473	50,630	48,496	78,269
Cost of leasing	4,230	2,651	8,693	5,659
Cost of services	25,955	18,764	49,202	35,928
Total cost of sales	54,658	72,045	106,391	119,856
Gross profit	16,274	35,337	35,155	53,302
Selling, general and administrative expenses	21,024	22,823	43,237	47,435
(Loss) income from operations	(4,750)	12,514	(8,082)	5,867
Other (expense) income:
Interest expense, net	(2,451)	(2,452)	(4,581)	(3,633)
Other income, net	2	134	1,009	2,022
Change in fair value of warrant liability	-	131	-	74
Total other expense, net	(2,449)	(2,187)	(3,572)	(1,537)
(Loss) income before income tax provision	(7,199)	10,327	(11,654)	4,330
Income tax benefit (expense)	1,629	(1,752)	2,634	(1,032)
Net (loss) income	$(5,570)	$8,575	$(9,020)	$3,298

(Loss) earnings per share:
Basic	$(0.12)	$0.18	$(0.19)	$0.07
Diluted	$(0.12)	$0.18	$(0.19)	$0.07
Weighted average shares outstanding:
Basic	47,348,476	46,914,100	47,294,858	49,596,045
Diluted	47,348,476	47,092,413	47,294,858	49,782,764

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and six months ended June 30, 2026 and 2025

(in thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Retained	Stockholders’
	Amount	Shares	Paid-in Capital	Earnings	Equity
Balance at December 31, 2025	$5	47,221,513	$276,729	$147,697	$424,431
Share-based compensation	-	-	1,802	-	1,802
Shares issued under the 2020 Equity Incentive Plan	0	20,102	-	-	0
Net loss	-	-	-	(3,450)	(3,450)
Balance at March 31, 2026	$5	47,241,615	$278,531	$144,247	$422,783
Share-based compensation	-	-	1,318	-	1,318
Shares issued under the 2020 Employee Stock Purchase Plan	0	25,445	137	-	137
Shares issued under the 2020 Equity Incentive Plan	0	416,237	-	-	0
Net loss	-	-	-	(5,570)	(5,570)
Balance at June 30, 2026	$5	47,683,297	$279,986	$138,677	$418,668

					Shares of	Treasury	Total
	Common Stock		Additional	Retained	Treasury	Stock,	Stockholders’
	Amount	Shares	Paid-in Capital	Earnings	Stock	at Cost	Equity
Balance at December 31, 2024	$5	53,252,563	$316,493	$139,122	-	$-	$455,620
Share-based compensation	-	-	1,160	-	-	-	1,160
Shares issued under the 2020 Equity Incentive Plan	0	36,074	-	-	-	-	0
Purchase of treasury stock	-	-	-	-	6,428,571	(45,000)	(45,000)
Retirement of treasury stock	0	(6,428,571)	(45,000)	-	(6,428,571)	45,000	0
Shares surrendered for tax withholdings on equity awards	-	-	(45)	-	-	-	(45)
Net loss	-	-	-	(5,277)	-	-	(5,277)
Balance at March 31, 2025	$5	46,860,066	$272,608	$133,845	-	$-	$406,458
Share-based compensation	-	-	668	-	-	-	668
Shares issued under the 2020 Employee Stock Purchase Plan	0	39,754	195	-	-	-	195
Shares issued under the 2020 Equity Incentive Plan	0	194,049	-	-	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	16	-	-	-	16
Net income	-	-	-	8,575	-	-	8,575
Balance at June 30, 2025	$5	47,093,869	$273,487	$142,420	-	$-	$415,912

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(9,020)	$3,298
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	11,779	9,471
Amortization of debt issuance costs	199	191
Amortization of operating lease assets	20	104
Inventory reserve	3,440	1,579
Deferred income taxes	(2,400)	1,010
Change in fair value of warrant liability	-	(74)
Share-based compensation	3,120	1,828
Changes in operating assets and liabilities:
Accounts receivable	(3,740)	(9,887)
Income tax receivable	602	12
Inventory	(52,064)	(42,878)
Deposits, prepaid expenses, and other current assets	(3,971)	(780)
Other assets	8	7
Advance vendor payments	(687)	1,906
Accounts payable	15,077	829
Income tax payable	(126)	-
Accrued expenses	2,159	2,675
Deferred revenue	287	(151)
Lessee and customer purchase deposits	1,363	1,566
Deferred insurance proceeds	-	3,700
Other liabilities	477	158
Net cash used in operating activities	(33,477)	(25,436)
Cash flows from investing activities:
Proceeds from sale of assets	-	1,750
Acquisition of aircraft and engines held for lease, including capitalized costs	(2,645)	(1,922)
Purchase of property and equipment	(1,796)	(3,587)
Net cash used in investing activities	(4,441)	(3,759)
Cash flows from financing activities:
Proceeds from long-term debt	-	220
Repayments of long-term debt	(496)	(302)
Proceeds from revolving credit facility	125,799	195,874
Repayments of revolving credit facility	(89,700)	(120,600)
Payments of debt issuance costs	-	(114)
Purchase of treasury stock	-	(45,000)
Proceeds from the issuance of Employee Stock Purchase Plan shares	137	195
Taxes paid related to net share settlement of equity awards	-	(29)
Net cash provided by financing activities	35,740	30,244

(Decrease) increase in cash and cash equivalents	(2,178)	1,049
Cash and cash equivalents, beginning of period	4,379	4,698
Cash and cash equivalents, end of period	$2,201	$5,747

Supplemental disclosure of cash activities
Income tax (refunds) payments, net	$(398)	$165
Interest paid	$4,501	$3,462
Supplemental disclosure of noncash investing activities
Reclassification of inventory to equipment held for lease, net	$36,341	$2,583
Reclassification of inventory to property and equipment, net	$-	$4,454

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

NOTE A – DESCRIPTION OF THE BUSINESS

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We have elected to use the following practical expedients permitted under ASC 340 and ASC 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in our accompanying condensed consolidated statements of operations and are not considered a performance obligation to our customers. The value of remaining performance obligations for contracts with an original expected duration of one year or less is not disclosed. Our reported revenue on our accompanying condensed consolidated statements of operations is net of any sales or related non-income taxes.

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

New Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires public entities to disclose, in a tabular presentation, the following expense items: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses, as well as other types of expenses when applicable. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosure.

There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our consolidated financial statements.

NOTE C – REVENUE

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

Contract assets are as follows (in thousands):

	June 30, 2026	December 31, 2025	Change
Contract assets	$4,974	$4,076	$898

Contract assets are reported within deposits, prepaid expenses, and other current assets on our condensed consolidated balance sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on the accompanying condensed consolidated balance sheets and amounted to $0.5 million as of December 31, 2025, of which $0.3 million was related to contract liabilities for services to be performed. For the three and six months ended June 30, 2026, the Company recognized as revenue $0.1 million and $0.3 million, respectively, of contract liabilities included in the deferred revenue beginning balance as of December 31, 2025 for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026			2026
	Asset Management			Asset Management
	Solutions	TechOps	Total Revenue	Solutions	TechOps	Total Revenue
USM	$24,684	$2,721	$27,405	$50,784	$4,404	$55,188
Whole asset sales	75	-	75	5,275	-	5,275
Engineered solutions	-	4,603	4,603	-	6,924	6,924
Total products	24,759	7,324	32,083	56,059	11,328	67,387
Leasing	12,362	-	12,362	24,208	-	24,208
Services	-	26,487	26,487	-	49,951	49,951
Total revenue	$37,121	$33,811	$70,932	$80,267	$61,279	$141,546

	Three Months Ended June 30,			Six Months Ended June 30,
	2025			2025
	Asset Management			Asset Management
	Solutions	TechOps	Total Revenue	Solutions	TechOps	Total Revenue
USM	$34,647	$2,964	$37,611	$64,609	$6,001	$70,610
Whole asset sales	33,387	-	33,387	35,137	-	35,137
Engineered solutions	-	3,591	3,591	-	5,964	5,964
Total products	68,034	6,555	74,589	99,746	11,965	111,711
Leasing	8,231	-	8,231	15,732	-	15,732
Services	-	24,562	24,562	-	45,715	45,715
Total revenue	$76,265	$31,117	$107,382	$115,478	$57,680	$173,158

NOTE D – INVENTORY

Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
USM	$129,869	$147,742
Whole assets	121,610	118,855
Work-in-process	39,169	20,439
MRO and engineered solutions	85,399	76,728
	$376,047	363,764
Less short term	(227,179)	(205,379)
Long term	$148,868	$158,385

The Company recorded inventory scrap loss reserves of $0.7 million and $1.8 million for the three and six months ended June 30, 2026, respectively. The Company recorded inventory scrap loss reserves of $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively.

The Company recorded an inventory reserve of $1.6 million for the six months ended June 30, 2026 due to the Company’s evaluation of the inventory’s net realizable value. Additions to inventory reserves are included in cost of products in the accompanying condensed consolidated statements of operations.

Our allocation of inventory between short term and long term reflects the inventory’s operating cycle, which is longer than one year due to teardown and repair lead times. Inventory expected to be monetized within 18 months, along with work-in-process and inventory used in MRO activities, is reported under current assets.

NOTE E – INTANGIBLE ASSETS, NET

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

Goodwill and other intangible assets, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Asset Management:
FAA Certifications	$724	$724
Goodwill	13,416	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$30,190	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Net book value of intangible assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	June 30, 2026	December 31, 2025
Asset Management:
Customer relationships	10	$2,731	$3,213
ACS:
Customer relationships	10	508	613
ACT:
Customer relationships	10	3,125	3,583
AerSale:
AerAware flight manuals	10	574	608
Total intangible assets with definite lives, net		$6,938	$8,017

Total amortization expense amounted to $0.5 million and $0.6 million for the three months ended June 30, 2026 and 2025. Total amortization expense amounted to $1.1 million for the six months ended June 30, 2026 and 2025. Accumulated amortization amounted to $14.7 million and $13.7 million as of June 30, 2026 and December 31, 2025, respectively.

There was no goodwill activity for the three and six months ended June 30, 2026 and 2025.

Other intangible assets are reviewed at least annually or more frequently if any event or change in circumstance indicates that an impairment may have occurred.  No triggering events have been identified for the periods reported.

NOTE F – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
	In Years	June 30, 2026	December 31, 2025
Tooling and equipment	5 – 15	$20,454	$18,967
Furniture and other equipment	3 – 15	14,992	14,589
Computer software	3 – 5	1,529	1,521
Leasehold improvements	2 – 15	27,815	28,008
		64,790	63,085
Less accumulated depreciation		(33,273)	(31,079)
		$31,517	$32,006

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.2 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $2.4 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE G – AIRCRAFT AND ENGINES HELD FOR LEASE, NET

Aircraft and engines held for lease, net, as of the below dates consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Aircraft and engines held for lease	$168,821	$134,868
Less accumulated depreciation	(35,792)	(32,507)
	$133,029	$102,361

Total depreciation expense amounted to $3.9 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively. Total depreciation expense amounted to $8.3 million and $5.7 million for the six months ended June 30, 2026 and 2025, respectively, and is included in cost of leasing in the accompanying condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $5.5 million and $4.1 million for the three months ended June 30, 2026 and 2025, respectively. Supplemental rents recognized as revenue totaled $10.8 million and $7.7 million for the six months ended June 30, 2026 and 2025, respectively.

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

Year ending December 31:
Remaining six months of 2026	$13,458
2027	16,893
2028	8,629
2029	8,101
2030	7,937
Thereafter	5,137
Total minimum lease payments	$60,155

NOTE H — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and related benefits	$5,776	$2,907
Accrued legal fees	1,024	853
Commission fee accrual	644	1,064
Accrued federal, state and local taxes and fees	225	160
Other	1,793	2,249
	$9,462	$7,233

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

NOTE J – FINANCING ARRANGEMENTS

Outstanding debt obligations as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
$180.0 million Wells Fargo senior secured revolving credit facility	$146,152	$110,053
$10.0 million CIBC property and equipment revolving term loan	1,781	2,277
Total	147,933	112,330
Less current portion	(993)	(993)
Total long-term portion	$146,940	$111,337

Total deferred financing costs were $0.8 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively. Amortized debt issuance costs are recorded in interest expense, net through maturity of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense amounted to $0.1 million for the three months ended June 30, 2026 and 2025. Amortization expense amounted to $0.2 million for the six months ended June 30, 2026 and 2025.

$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement

On July 20, 2018, our subsidiary, AerSale, Inc. and other subsidiary borrowers, entered in an amended and restated secured Revolving Credit Agreement (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement initially provided for a $110.0 million aggregate amount of revolver commitments subject to borrowing base. The Revolving Credit Agreement included a $10.0 million sub facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans”. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes.

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

As of June 30, 2026, the Company had $31.8 million of availability, subject to borrowing base limitations.

The obligations of AerSale, Inc. under the Revolving Credit Agreement are guaranteed by the Company, and other subsidiaries of AerSale, Inc. may be designated as borrowers on a joint and several basis. Such obligations are also secured by substantially all of the assets of the Company.

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of SOFR plus a margin of 2.25% to 2.75%. The applicable interest rate as of June 30, 2026 was 6.51%. Interest expense on the Revolving Credit Agreement amounted to $2.4 million and $4.3 million for the three and six months ended June 30, 2026, respectively. Interest expense on the Revolving Credit Agreement amounted to $2.3 million and $3.3 million for the three and six months ended June 30, 2025, respectively.

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company to meet certain financial and nonfinancial covenants. The Company was in compliance with these covenants as of June 30, 2026 and December 31, 2025.

$10.0 million CIBC Property and Equipment Revolving Term Loan

On November 22, 2024, the Company entered into a property and equipment revolving term loan (the “CIBC Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Advances made by the lender are convertible into term loans at the option of the lender at a rate of SOFR plus 3.0% and have a maturity date of 36 months from the term loan conversion date. Advances under this loan are collateralized by the property and equipment it finances and require interest only payment until converted to a term loan, at which point, principal and interest payments are required.

Effective November 30, 2025, we amended the CIBC Equipment Loan to extend the term of the advance commitment until November 30, 2026 and reduce the total advance commitment to $2.5 million.

The CIBC Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of June 30, 2026 and December 31, 2025.

The effective rate on this facility was 6.62% as of June 30, 2026. Maturities of the CIBC Equipment Loan as of June 30, 2026 are as follows (in thousands):

Year ending December 31:
Remaining six months of 2026	$497
2027	993
2028	291
Total payments	$1,781

NOTE K – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is based on the weighted average number of shares of common stock outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(5,570)	$8,575	$(9,020)	$3,298

Weighted-average number of shares outstanding - basic	47,348,476	46,914,100	47,294,858	49,596,045
Additional shares from assumed stock-settled restricted stock units	-	173,086	-	181,492
Additional shares from assumed issuance under the Employee Stock Purchase Plan	-	5,227	-	5,227
Weighted-average number of shares outstanding - diluted	47,348,476	47,092,413	47,294,858	49,782,764

(Loss) earnings per share – basic:	$(0.12)	$0.18	$(0.19)	$0.07
(Loss) earnings per share – diluted:	$(0.12)	$0.18	$(0.19)	$0.07

Anti-dilutive shares/units excluded from loss per share - diluted:
Additional shares from assumed stock-settled restricted stock units	826,410	-	818,955	-
Additional shares from assumed issuance under the Employee Stock Purchase Plan	4,935	-	3,137	-

NOTE L – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 47,683,297 and 47,221,513 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

On March 18, 2025, the Company repurchased, directly from a selling stockholder, 6,428,571 shares of the Company’s common stock, par value $0.0001 per share, at a price of $7.00 per share for total consideration of $45.0 million. The purchased shares were immediately retired.

2020 Equity Incentive Plan

The Company maintains a 2020 Equity Incentive Plan (the “2020 Plan”) and has 10,200,000 shares of common stock issuable under the 2020 Plan. The 2020 Plan authorizes discretionary grants of incentive stock options to employees of the Company and its qualifying subsidiaries. The 2020 Plan also authorizes discretionary grants of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents or other equity or cash-based awards to employees and consultants of the Company and its subsidiaries and to members of the Board of Directors (the

“Board”) of the Company. To the extent that an award under the 2020 Plan expires, is cancelled, forfeited, terminated, settled in cash or otherwise settled without issuance of the full number of shares to which it relates, those shares will become or again be available for awards under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee has complete, full and final authority to designate participants; determine the types of awards to be granted; determine the terms of awards; and interpret and administer the 2020 Plan and any agreements and awards thereunder.

Restricted stock unit activity under the 2020 Plan for the six months ended June 30, 2026 and 2025 was as follows:

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2025	2,475,347	$6.63
Granted	117,738	6.37
Forfeited	(53,473)	5.88
Vested	(480,240)	7.42
Outstanding at June 30, 2026	2,059,372	$6.52

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2024	1,380,277	$8.38
Granted	139,416	5.97
Forfeited	(99,626)	8.51
Vested	(322,960)	10.26
Expired	(10,404)	16.02
Outstanding at June 30, 2025	1,086,703	$7.43

As of June 30, 2026, the unrecognized compensation costs related to restricted stock units was $3.9 million. The Company expects to recognize these costs over a weighted average period of 1.6 years.

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

As of June 30, 2026, the Company’s outstanding restricted stock units included 1,500,530 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones ranging from 80% to 200% vesting targets, while the remaining awards vest over a period ranging from one to three years.

The Company recorded $0.2 million and $0.5 million share-based compensation expense for certain performance-based awards for the three and six months ended June 30, 2026 given that the achievement of the performance milestones was deemed probable for accounting purposes. The Company did not recognize share-based compensation for the performance-based awards for the three and six months ended June 30, 2025 given that the achievement of the performance milestones was deemed not probable for accounting purposes.

The share-based compensation expense related to Restricted Stock Units was $0.7 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. The share-based compensation expense related to Restricted Stock Units was $1.7 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

The total grant date fair value of restricted stock awarded was $0.7 million and $0.8 million during the six months ended June 30, 2026 and 2025, respectively.

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

Stock options activity under the 2020 Plan for the six months ended June 30, 2026 and 2025 was as follows:

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,338,935	$6.48	9.01	$839
Granted	-	-	-	-
Forfeited	(16,907)	7.02	-	-
Expired	-	-	-	-
Outstanding at June 30, 2026	1,322,028	$6.48	8.52	$185

Exercisable at June 30, 2026	626,274	$6.64	8.35	$62

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	646,301	$7.02	9.44	$-
Granted	-	-	-	-
Forfeited	(38,646)	7.02	-	-
Expired	(32,205)	7.02	-	-
Outstanding at June 30, 2025	575,450	$7.02	8.94	$-

Exercisable at June 30, 2025	191,227	$7.02	8.94	$-

As of June 30, 2026, the unrecognized compensation costs related to stock options was $1.1 million. The Company expects to recognize those costs over a weighted average period of 1.4 years.

The share-based compensation expense related to stock options was $0.4 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The share-based compensation expense related to stock options was $0.9 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

2020 Employee Stock Purchase Plan

The Company also maintains the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. The Company issued 25,445 and 39,754 shares, pursuant to the ESPP, during the six months ended June 30, 2026 and 2025, respectively.

NOTE M – BUSINESS SEGMENTS

The Chairman and Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). We report operational data to our CODM at the segment level, which the CODM uses to evaluate performance and allocate resources based on gross profit and income (loss) from operations by segment. The CODM utilizes segment gross profit when making strategic decisions which include considerations of pursuing additional capacity and technical capabilities or acquiring additional Flight Equipment. Additionally, the CODM utilizes segment income (loss) from operations when comparing actual results to budgets and making decisions regarding personnel and capital allocations. While the Company believes there are synergies between the two business segments, they are managed separately because they have different risks and opportunities. The two reportable segments are:

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

Selected financial information for each segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Asset Management Solutions
Aircraft	$11,044	$10,419	$19,742	$17,769
Engine	26,077	65,846	60,525	97,709
	37,121	76,265	80,267	115,478
TechOps
MRO services	26,487	24,562	49,951	45,715
Product sales	7,324	6,555	11,328	11,965
	33,811	31,117	61,279	57,680
Total	$70,932	$107,382	$141,546	$173,158

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales
Asset Management Solutions
Aircraft	$8,177	$6,042	$14,188	$11,816
Engine	16,351	43,266	36,550	64,656
	24,528	49,308	50,738	76,472
TechOps
MRO services	25,955	18,764	49,202	35,928
Product sales	4,175	3,973	6,451	7,456
	30,130	22,737	55,653	43,384
Total	$54,658	$72,045	$106,391	$119,856

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit
Asset Management Solutions
Aircraft	$2,867	$4,377	$5,554	$5,953
Engine	9,726	22,580	23,975	33,053
	12,593	26,957	29,529	39,006
TechOps
MRO services	532	5,798	749	9,787
Product sales	3,149	2,582	4,877	4,509
	3,681	8,380	5,626	14,296
Total	$16,274	$35,337	$35,155	$53,302

The following table reconciles segment gross profit to (loss) income before income tax provision for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$12,593	$3,681	$16,274	$26,957	$8,380	$35,337
Operating expenses	(3,652)	(342)	(3,994)	(3,430)	(2,525)	(5,955)
Selling, general and administrative expenses	(3,736)	(2,850)	(6,586)	(4,066)	(3,173)	(7,239)
Segment income from operations	$5,205	$489	$5,694	$19,461	$2,682	$22,143
Other corporate expenses (1)			(10,444)			(9,629)
(Loss) income from operations			(4,750)			12,514
Other (expense) income:
Interest expense, net			(2,451)			(2,452)
Other income, net			2			134
Change in fair value of warrant liability			-			131
(Loss) income before income tax provision			$(7,199)			$10,327

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$29,529	$5,626	$35,155	$39,006	$14,296	$53,302
Operating expenses	(7,935)	(546)	(8,481)	(7,080)	(4,617)	(11,697)
Selling, general and administrative expenses	(7,195)	(5,810)	(13,005)	(7,802)	(8,219)	(16,021)
Segment income (loss) from operations	$14,399	$(730)	$13,669	$24,124	$1,460	$25,584
Other corporate expenses (1)			(21,751)			(19,717)
(Loss) income from operations			(8,082)			5,867
Other (expense) income:
Interest expense, net			(4,581)			(3,633)
Other income, net			1,009			2,022
Change in fair value of warrant liability			-			74
(Loss) income before income tax provision			$(11,654)			$4,330

(1)Other corporate expenses include other unapplied payroll expenses and benefits, telecommunications and IT support, professional fees, office rent, and depreciation, among others.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total depreciation and amortization expense
Asset Management Solutions	$4,186	$3,025	$8,919	$6,373
TechOps	1,205	1,241	2,357	2,545
Corporate	250	262	503	553
	$5,641	$4,528	$11,779	$9,471

	Six Months Ended June 30,
(in thousands)	2026	2025
Total capital expenditures
Asset Management Solutions	$2,915	$3,394
TechOps	1,197	1,776
Corporate	329	339
	$4,441	$5,509

	June 30,	December 31,
(in thousands)	2026	2025
Total Assets
Asset Management Solutions	$471,551	$434,680
TechOps	203,110	193,724
Corporate	12,400	12,068
	$687,061	$640,472

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and six months ended June 30, 2026 and 2025, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset Management Solutions	$1,213	$1,158	$1,838	$1,581
TechOps	2,387	938	3,852	4,033
Total intersegment revenue	$3,600	$2,096	$5,690	$5,614

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read the following management’s discussion and analysis and the accompanying financial statements and related notes with AerSale’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). This discussion contains forward-looking statements about AerSale’s business, operations and industry that involve risks and uncertainties, such as statements regarding AerSale’s plans, objectives, expectations and intentions. AerSale’s future results and financial condition may differ materially from those currently anticipated because of the factors described in the section titled “Risk Factors” in the 2025 Form 10-K, in the section of this Quarterly Report titled “Forward-Looking Statements” and in any of AerSale’s subsequent reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, actual outcomes, including the future results of AerSale’s operations, may vary materially from those indicated.

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

In addition to our aircraft and USM parts offerings, we develop Engineered Solutions consisting of Supplemental Type Certificates (“STCs”) that can be installed on existing Flight Equipment to improve performance, comply with regulatory requirements, or improve safety. An example of these solutions is the AerSafe® product line, which we designed and for which we obtained Federal Aviation Administration (“FAA”) approval to sell as a solution for compliance with the FAA’s fuel tank flammability regulations. Another example of these solutions is our AerAware™ product, an industry-leading, next generation Enhanced Flight Vision System that has received approval by the FAA for the Boeing B737NG product line. These products are proprietary in nature and function as non-OEM solutions to regulatory requirements and other technical challenges, often at reduced delivery time and cost for operators. In order to develop these products, we engage in research and development (“R&D”) activities that are expensed as incurred.

We source parts and components for our business from various suppliers around the world. Current geopolitical conditions, including trade restrictive actions and strained intercountry relations, and potential shutdowns of the U.S. government could cause significant materials and parts shortages, disruptions to government contracts such as delayed payments or halted projects, effects on supply chains due to reduced staffing for customers, inspections and transportation authorities, or delays in regulatory approvals, distribution issues, energy cost increases and price increases. Furthermore, the U.S. government’s adoption of new approaches to trade policy and imposition of tariffs on certain foreign goods (as well as the possibility of imposing significant, additional tariffs in the future) may make it more difficult or costly for us to procure components and other material supplies and, in turn, may increase the cost to our customers, which may materially and adversely impact demand for our products and services, our results of operations or our financial condition. In addition, these U.S. actions have, and could in the future, result in other countries imposing retaliatory tariffs on our goods and services provided to foreign customers, which similarly could materially and adversely impact demand for our products and services. We continue to monitor the current economic environment and its potential impact on our business, results of operations and financial condition, as well as the potential impact on our end customers whose demand for our products and services may be adversely impacted as a result of increased geopolitical instability or changes in policies by the U.S. or other governments, and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Our estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

The most recently adopted and to be adopted accounting pronouncements are described in Note B of our condensed consolidated financial statements included in this Quarterly Report, as well as in Note B within our consolidated annual financial statements in Part II, Item 8 of the 2025 Form 10-K.

Results of Operations

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Revenue and gross profit for AerSale’s two business segments for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Percent Change
Revenue
Asset Management Solutions
Aircraft	$11,044	$10,419	6.0%
Engine	26,077	65,846	(60.4)%
	37,121	76,265	(51.3)%
TechOps
MRO services	26,487	24,562	7.8%
Product sales	7,324	6,555	11.7%
	33,811	31,117	8.7%

Total	$70,932	$107,382	(33.9)%

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$2,867	$4,377	(34.5)%
Engine	9,726	22,580	(56.9)%
	12,593	26,957	(53.3)%
TechOps
MRO services	532	5,798	(90.8)%
Product sales	3,149	2,582	22.0%
	3,681	8,380	(56.1)%

Total	$16,274	$35,337	(53.9)%

Total revenue for the three months ended June 30, 2026 decreased $36.5 million, or 33.9%, compared to the three months ended June 30, 2025, driven by a decrease of $39.1 million, or 51.3%, in revenue within Asset Management Solutions, and an increase of $2.7 million, or 8.7%, in revenue within TechOps.

Asset Management Solutions

Revenue in the Asset Management Solutions segment decreased $39.1 million or 51.3%, to $37.1 million for the three months ended June 30, 2026, due to a $39.8 million, or 60.4%, decrease in revenue from Engine, partially offset by $0.6 million, or 6.0%, increase in revenue from Aircraft. The decrease in Engine revenue is primarily attributable to lower activity in the PW4000 and CF6-80 product lines due to lower Flight Equipment sales in the amount of $33.0 million, and lower USM sales of $9.6 million, partly offset by higher leasing activity driven by growth in the engine leasing portfolio. The increase in Aircraft revenue is due to higher leasing revenue from B757 freighters in the amount of $1.0 million driven by additional assets deployed.

Cost of sales in Asset Management Solutions decreased $24.8 million or 50.3%, to $24.5 million for the three months ended June 30, 2026, compared to the prior year period. The decrease in cost of sales was primarily due to the sales decrease discussed above. Gross profit in the Asset Management Solutions segment decreased $14.4 million, or 53.3%, to $12.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

The gross profit decrease is mainly attributable to lower revenue generated for the three months ended June 30, 2026, as noted above.

Aircraft gross profit margins decreased to 26.0% for the three months ended June 30, 2026, from 42.0% for the three months ended June 30, 2025 due to lower margin contribution from leasing revenue and USM sales. Engine gross profit margin was 37.3% for the three months ended June 30, 2026, an increase from 34.3% for the three months ended June 30, 2025, which was primarily the result of changes in the revenue mix, mainly higher leasing revenue which, historically, tend to generate higher margins.

TechOps

Our revenue from TechOps increased by $2.7 million or 8.7%, to $33.8 million for the three months ended June 30, 2026, compared to the prior year period. The increase was driven by higher volume in our heavy MROs as our facility in Millington, Tennessee expands operations. Additional revenue growth also came from our component MROs as a result of higher volume at both our AeroStructure facility in Hialeah Gardens, Florida and our Landing Gear shop in Rio Rancho, New Mexico.

Cost of sales in TechOps increased $7.4 million or 32.5%, to $30.1 million for the three months ended June 30, 2026 compared to the prior year period, driven by the sales increase discussed above. Gross profit in TechOps decreased $4.7 million, or 56.1% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven by lower margin generated from our heavy MROs, as a result of higher labor costs, which includes non-recurring hiring and training expenses associated to the return to service of Millington, Tennessee. Gross profit margin decreased to 10.9% for the three months ended June 30, 2026 compared to 26.9% for the prior year period, which was largely attributable to lower margin on service revenue of 2.0% for the three months ended June 30, 2026 compared to 23.6% for the prior year period, driven by the gross profit reduction from our heavy MROs noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.8 million, or 7.9% to $21.0 million for the three months ended June 30, 2026, compared to the prior year period. The decrease was mainly related to lower sales commissions, as well as lower rent expense for our AeroStructures business unit, which incurred rent expense for two locations in the 2025 period until the completion of its expanded Hialeah Gardens, Florida facility.

Change in Fair Value of Warrant Liability

We accounted for private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants was determined using the Black-Scholes option pricing model. For the three months ended June 30, 2025, we recorded a $0.1 million change in fair value of warrant liability expense. The Private Warrants expired unexercised during the year ended December 31, 2025.

Interest Expense, Net

Interest expense, net was $2.5 million for the three months ended June 30, 2026 and 2025. The interest expense is primarily driven by borrowings under our debt facilities.

Income Taxes

The effective tax rate for the three months ended June 30, 2026 was 22.6% compared to 17.0% for the three months ended June 30, 2025. The difference between the effective tax rate and the statutory tax rate of 21.0% for the three months ended June 30, 2026 is primarily due to the impact of state income taxes, offset by the foreign derived intangible income deduction and foreign tax credits. The difference between the effective tax rate and the statutory tax rate of 21.0% for the three months ended June 30, 2025 is primarily due to the impact of state income taxes, offset by the foreign derived intangible income deduction and R&D tax credits.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Revenue and gross profit for AerSale’s two business segments for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Percent Change
Revenue
Asset Management Solutions
Aircraft	$19,742	$17,769	11.1%
Engine	60,525	97,709	(38.1)%
	80,267	115,478	(30.5)%
TechOps
MRO services	49,951	45,715	9.3%
Product sales	11,328	11,965	(5.3)%
	61,279	57,680	6.2%

Total	$141,546	$173,158	(18.3)%

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Percent Change
Gross Profit
Asset Management Solutions
Aircraft	$5,554	$5,953	(6.7)%
Engine	23,975	33,053	(27.5)%
	29,529	39,006	(24.3)%
TechOps
MRO services	749	9,787	(92.3)%
Product sales	4,877	4,509	8.2%
	5,626	14,296	(60.6)%

Total	$35,155	$53,302	(34.0)%

Total revenue for the six months ended June 30, 2026 decreased $31.6 million, or 18.3%, compared to the six months ended June 30, 2025, driven by a decrease of $35.2 million, or 30.5%, in revenue within Asset Management Solutions, partially offset by an increase of $3.6 million, or 6.2%, in revenue within TechOps.

Asset Management Solutions

Revenue in the Asset Management Solutions segment decreased $35.2 million or 30.5%, to $80.3 million for the six months ended June 30, 2026, due to a $37.2 million, or 38.1%, decrease in revenue from Engine; offset by a $2.0 million, or 11.1%, increase in revenue from Aircraft. The decrease in Engine revenue is primarily attributable to lower activity in the PW4000 and CF6-80 product lines due to lower Flight Equipment sales of $29.5 million and lower USM sales of $13.7 million, partly offset by higher leasing revenue in the amount of $6.0 million. The increase in Aircraft revenue is primarily attributable to increased leasing activity of our B757 freighters in the amount of $2.0 million, partially offset by lower USM sales.

Cost of sales in Asset Management Solutions decreased $25.7 million, or 33.7%, to $50.7 million for the six months ended June 30, 2026, compared to the prior year period. The decrease in cost of sales was primarily driven by the sales decrease noted above. Gross profit in the Asset Management Solutions segment decreased $9.5 million, or 24.3%, to $29.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The gross profit decrease is mainly attributable to lower Flight Equipment sales, as well as lower USM for the six months ended June 30, 2026.

Aircraft gross profit margin decreased to 28.1% for the six months ended June 30, 2026, from 33.5% for the six months ended June 30, 2025, due to lower USM margins as a result of fluctuations in product mix. Engine gross profit margin was 39.6% for the six months ended June 30, 2026, an increase from 33.8% for the six months ended June 30, 2025, which was primarily due to changes in our revenue mix, mainly from higher leasing revenue which, historically, tends to generate higher margins.

TechOps

Our revenue from TechOps increased by $3.6 million, or 6.2%, to $61.3 million for the six months ended June 30, 2026, compared to the prior year period. The increase was primarily driven by higher volume in our heavy MROs, as our Millington, Tennessee facility continues to expand its services.

Cost of sales in TechOps increased $12.3 million, or 28.3%, to $55.7 million for the six months ended June 30, 2026, compared to the prior year period, driven by the higher revenue discussed above. Gross profit in TechOps decreased $8.7 million, or 60.6%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven by lower margin generated from our heavy MROs, as a result of higher labor costs, which include non-recurring hiring and training expenses associated with the return to service of Millington, Tennessee.  Gross profit margin decreased to 9.2% for the six months ended June 30, 2026 compared to 24.8% for the six months ended June 30, 2025, and was largely attributable to lower margins on service revenue of 1.5% for the six months ended June 30, 2026 compared to 21.4% for the prior year period, driven by gross profit reduction from our heavy MROs noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.2 million, or 8.9%, to $43.2 million for the six months ended June 30, 2026, compared to the prior year period. The decrease was mainly related to lower sales commissions, lower legal fees, and lower rent expense in our AeroStructures business unit, which incurred rent expense for two locations in the 2025 period until the completion of its expanded Hialeah Gardens, Florida facility.

Change in Fair Value of Warrant Liability

We accounted for private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants was determined using the Black-Scholes option pricing model. For the six months ended June 30, 2025, we recorded a $0.1 million change in fair value of warrant liability expense. The Private Warrants expired unexercised during the year ended December 31, 2025.

Interest Expense, Net

Interest expense, net was $4.6 million for the six months ended June 30, 2026, compared to $3.6 million for the six months ended June 30, 2025. The increase was primarily related to higher outstanding borrowings under our debt facilities during the current year period compared to the prior period related to the timing of changes in working capital and feedstock acquisitions.

Income Taxes

The effective tax rate for the six months ended June 30, 2026 was 22.6% compared to 23.8% for the six months ended June 30, 2025. The difference between the effective tax rate and the statutory tax rate of 21.0% for the six months ended June 30, 2026 is primarily due to the impact of state income taxes, offset by the foreign derived intangible income deduction and foreign tax credits. The difference between the effective tax rate and the statutory tax rate of 21.0% for the six months ended June 30, 2025 is primarily due to the impact of state income taxes, offset by the foreign derived intangible income deduction and R&D tax credits.

Financial Position, Liquidity and Capital Resources

As of June 30, 2026, we had $2.2 million in cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $146.2 million outstanding under the Revolving Credit Agreement (as defined below) as of June 30, 2026, with $31.8 million of availability thereunder. We used cash in operations of $33.5 million for the six months ended June 30, 2026, primarily for feedstock acquisition and improvements to flight equipment, and used cash in investing activities of $4.4 million for the six months ended June 30, 2026.

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

Cash Flows— Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Cash Flows from Operating Activities

Net cash used in operating activities was $33.5 million for the six months ended June 30, 2026, compared to cash used of $25.4 million for the same period in 2025. The increase in cash deployed of $8.0 million was primarily due to lower results from operations and the timing of changes in working capital levels during the six months ended June 30, 2026 compared to the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.4 million for the six months ended June 30, 2026, compared to cash used of $3.8 million in the same period for 2025. The increase in cash used in investing activities was driven by cash generated from the sale of assets during the six months ended June 30, 2025.

Cash Flows from Financing Activities

Net cash provided by financing activities was $35.7 million for the six months ended June 30, 2026, compared to cash provided of $30.2 million in the same period for 2025. Cash provided by financing activities during the six months ended June 30, 2026 resulted from net borrowing under our Revolving Credit Agreement. Cash provided by financing activities during the six months ended June 30, 2025 resulted from net borrowing under the Revolving Credit Agreement, offset by cash used in the repurchase of common stock.

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

As of June 30, 2026, there was $146.2 million outstanding under the Revolving Credit Agreement and we had $31.8 million of availability thereunder. We were in compliance with our debt covenants for the Revolving Credit Agreement as of June 30, 2026.

CIBC Equipment Loan

On November 22, 2024, the Company entered into a property and equipment term loan (the “CIBC Equipment Loan”) with a total advance commitment of $10.0 million for the purpose of financing capital expenditures on property and equipment. Advances made by the lender are convertible into term loans at the option of the lender at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 3.0% and have a maturity date of 36 months from the term loan conversion date. Advances under this loan are collateralized by the property and equipment it finances and require interest only payment until converted to a term loan, at which point, principal and interest payments are required.

Effective November 30, 2025, we amended the CIBC Equipment Loan to extend the term of the advance commitment until November 30, 2026 and reduce the total advance commitment to $2.5 million.

During the six months ended June 30, 2026, the Company repaid $0.5 million under this facility, and $1.8 million remained outstanding as of June 30, 2026.

We were in compliance with our debt covenants for the CIBC Equipment Loan as of June 30, 2026.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of June 30, 2026. Refer to Note Q – Leases, within our consolidated annual financial statements in our 2025 Form 10-K for a summary of our non-cancelable contractual obligations under operating leases.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2025 Form 10-K. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the six months ended June 30, 2026, there were no material changes in our critical accounting estimates and policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the CIBC Equipment Loan, which have variable interest rates tied to the Secured Overnight Financing Rate. As of June 30, 2026, we had $146.2 million outstanding variable rate borrowings under the Revolving Credit Agreement and $1.8 million outstanding variable rate borrowings under the CIBC Equipment Loan. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of June 30, 2026 would increase our interest expense by $0.5 million for the six months ended June 30, 2026.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations as of and for the three and six months ended June 30, 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2026.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions or Terminations

During the three months ended June 30, 2026, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of AerSale Corporation (formerly Monocle Holdings Inc.), dated October 13, 2020.	S-4/A	333-235766	3.1	10/14/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation (formerly Monocle Holdings Inc.), dated December 22, 2020.	8-K	001-38801	3.2	12/23/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AerSale Corporation, dated June 17, 2021.	10-Q	001-38801	3.3	08/09/2021
3.4	Amended and Restated Bylaws of AerSale Corporation (formerly Monocle Holdings Inc.), dated October 13, 2020.	S-4/A	333-235766	3.2	10/14/2020
3.5	Amendment No. 1 to the Amended and Restated Bylaws of AerSale Corporation (formerly Monocle Holdings Inc.), dated December 22, 2020.	8-K	001-38801	3.4	12/23/2020
4.1	Specimen Common Stock Certificate of AerSale Corporation (formerly Monocle Holdings Inc.)	S-4/A	333-235766	4.2	02/14/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101*).					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	August 7, 2026	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)