Form 10-Q
period 2026-09-30
AerSale Corp
filed 2026-11-06
CIK 1754170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission file number: 001-38801

AerSale Corporation

(Exact name of registrant as specified in its charter)

Texas	84-3976002
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9850 NW 41st Street, Suite 400
Doral, FL	33178
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Registrant’s common stock outstanding as of November 2, 2026 was 47,730,257.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may constitute forward-looking statements, and may include, but are not limited to, changes in the market for our services; changes in applicable laws or regulations; the ability to launch new services and products or to profitably expand into new markets; the sufficiency of our liquidity; our recovery of insurance proceeds for casualty losses; and expectations of other economic, business and/or competitive factors. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Current assets:
Cash and cash equivalents	$3,866	$4,379
Accounts receivable, net of allowance for credit losses of $1,098 and $1,173 as of September 30, 2026 and December 31, 2025, respectively	50,970	42,654
Income tax receivable	1,302	1,728
Inventory:
Aircraft, airframes, engines, and parts	222,938	205,379
Advance vendor payments	10,885	5,679
Deposits, prepaid expenses, and other current assets	14,834	9,170
Total current assets	304,795	268,989
Fixed assets:
Aircraft and engines held for lease, net	165,912	102,361
Property and equipment, net	32,086	32,006
Inventory:
Aircraft, airframes, engines, and parts	111,210	158,385
Operating lease right-of-use assets	26,499	30,130
Deferred income taxes	9,713	8,784
Deferred financing costs, net	724	1,024
Other assets	587	586
Goodwill	6,444	19,860
Other intangible assets, net	16,721	18,347
Total assets	$674,691	$640,472

Current liabilities:
Accounts payable	$32,149	$29,645
Accrued expenses	9,372	7,233
Income tax payable	-	329
Lessee and customer purchase deposits	1,735	780
Current operating lease liabilities	3,759	4,313
Current portion of long-term debt	2,260	993
Deferred revenue	2,348	530
Deferred insurance proceeds	28,610	28,610
Total current liabilities	80,233	72,433
Revolving credit facility	158,675	110,053
Long-term debt	590	1,284
Long-term lease deposits	4,447	3,492
Long-term operating lease liabilities	25,145	28,190
Maintenance deposit payments and other liabilities	1,460	589
Total liabilities	270,550	216,041
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued and outstanding 47,730,257 and 47,221,513 shares as of September 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	280,487	276,729
Retained earnings	123,649	147,697
Total stockholders' equity	404,141	424,431
Total liabilities and stockholders’ equity	$674,691	$640,472

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Products	$54,545	$36,968	$121,932	$148,679
Leasing	10,420	9,403	34,628	25,135
Services	26,591	24,820	76,542	70,535
Total revenue	91,556	71,191	233,102	244,349
Cost of sales and operating expenses:
Cost of products	39,330	27,295	87,826	105,564
Cost of leasing	4,248	2,849	12,941	8,508
Cost of services	27,420	19,561	76,622	55,489
Total cost of sales	70,998	49,705	177,389	169,561
Gross profit	20,558	21,486	55,713	74,788
Selling, general and administrative expenses	18,778	18,613	62,015	66,048
Goodwill impairment	13,416	-	13,416	-
(Loss) income from operations	(11,636)	2,873	(19,718)	8,740
Other (expense) income:
Interest expense, net	(2,766)	(2,367)	(7,347)	(6,000)
Other income, net	62	128	1,071	2,150
Change in fair value of warrant liability	-	(21)	-	53
Total other expense, net	(2,704)	(2,260)	(6,276)	(3,797)
(Loss) income before income tax provision	(14,340)	613	(25,994)	4,943
Income tax (expense) benefit	(688)	(733)	1,946	(1,765)
Net (loss) income	$(15,028)	$(120)	$(24,048)	$3,178

(Loss) earnings per share:
Basic	$(0.31)	$(0.00)	$(0.51)	$0.07
Diluted	$(0.31)	$(0.00)	$(0.51)	$0.06
Weighted average shares outstanding:
Basic	47,725,030	47,180,634	47,440,357	48,779,067
Diluted	47,725,030	47,180,634	47,440,357	49,056,561

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2026 and 2025

(in thousands, except share data)

(Unaudited)

					Total
	Common Stock		Additional	Retained	Stockholders’
	Amount	Shares	Paid-in Capital	Earnings	Equity
Balance at December 31, 2025	$5	47,221,513	$276,729	$147,697	$424,431
Share-based compensation	-	-	1,802	-	1,802
Shares issued under the 2020 Equity Incentive Plan	0	20,102	-	-	0
Net loss	-	-	-	(3,450)	(3,450)
Balance at March 31, 2026	$5	47,241,615	$278,531	$144,247	$422,783
Share-based compensation	-	-	1,318	-	1,318
Shares issued under the 2020 Employee Stock Purchase Plan	0	25,445	137	-	137
Shares issued under the 2020 Equity Incentive Plan	0	416,237	-	-	0
Net loss	-	-	-	(5,570)	(5,570)
Balance at June 30, 2026	$5	47,683,297	$279,986	$138,677	$418,668
Share-based compensation	-	-	506	-	506
Shares issued under the 2020 Equity Incentive Plan	0	46,960	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(5)	-	(5)
Net loss	-	-	-	(15,028)	(15,028)
Balance at September 30, 2026	$5	47,730,257	$280,487	$123,649	$404,141

					Shares of	Treasury	Total
	Common Stock		Additional	Retained	Treasury	Stock,	Stockholders’
	Amount	Shares	Paid-in Capital	Earnings	Stock	at Cost	Equity
Balance at December 31, 2024	$5	53,252,563	$316,493	$139,122	-	$-	$455,620
Share-based compensation	-	-	1,160	-	-	-	1,160
Shares issued under the 2020 Equity Incentive Plan	0	36,074	-	-	-	-	0
Purchase of treasury stock	-	-	-	-	6,428,571	(45,000)	(45,000)
Retirement of treasury stock	0	(6,428,571)	(45,000)	-	(6,428,571)	45,000	0
Shares surrendered for tax withholdings on equity awards	-	-	(45)	-	-	-	(45)
Net loss	-	-	-	(5,277)	-	-	(5,277)
Balance at March 31, 2025	$5	46,860,066	$272,608	$133,845	-	$-	$406,458
Share-based compensation	-	-	668	-	-	-	668
Shares issued under the 2020 Employee Stock Purchase Plan	0	39,754	195	-	-	-	195
Shares issued under the 2020 Equity Incentive Plan	0	194,049	-	-	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	16	-	-	-	16
Net income	-	-	-	8,575	-	-	8,575
Balance at June 30, 2025	$5	47,093,869	$273,487	$142,420	-	$-	$415,912
Share-based compensation	-	-	1,297	-	-	-	1,297
Shares issued under the 2020 Equity Incentive Plan	0	91,142	-	-	-	-	0
Shares surrendered for tax withholdings on equity awards	-	-	(8)	-	-	-	(8)
Net loss	-	-	-	(120)	-	-	(120)
Balance at September 30, 2025	$5	47,185,011	$274,776	$142,300	$-	$-	$417,081

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(24,048)	$3,178
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	17,990	14,237
Amortization of debt issuance costs	300	292
Amortization of operating lease assets	32	215
Inventory reserve	4,216	2,580
Deferred income taxes	(929)	1,738
Change in fair value of warrant liability	-	(53)
Share-based compensation	3,626	3,125
Goodwill impairment	13,416	-
Changes in operating assets and liabilities:
Accounts receivable	(8,316)	(8,968)
Income tax receivable	426	951
Inventory	(47,369)	(50,291)
Deposits, prepaid expenses, and other current assets	(5,664)	(305)
Other assets	(1)	8
Advance vendor payments	(5,206)	615
Accounts payable	2,504	(3,050)
Income tax payable	(329)	-
Accrued expenses	2,071	(694)
Deferred revenue	1,818	(874)
Lessee and customer purchase deposits	1,910	(1,029)
Deferred insurance proceeds	-	3,700
Other liabilities	859	292
Net cash used in operating activities	(42,694)	(34,333)
Cash flows from investing activities:
Proceeds from sale of assets	-	1,750
Acquisition of aircraft and engines held for lease, including capitalized costs	(3,441)	(2,678)
Purchase of property and equipment	(3,705)	(4,494)
Net cash used in investing activities	(7,146)	(5,422)
Cash flows from financing activities:
Proceeds from long-term debt	1,267	1,174
Repayments of long-term debt	(694)	(462)
Proceeds from revolving credit facility	153,322	256,469
Repayments of revolving credit facility	(104,700)	(171,900)
Payments of debt issuance costs	-	(115)
Purchase of treasury stock	-	(45,000)
Proceeds from the issuance of Employee Stock Purchase Plan shares	137	195
Taxes paid related to net share settlement of equity awards	(5)	(37)
Net cash provided by financing activities	49,327	40,324

(Decrease) increase in cash and cash equivalents	(513)	569
Cash and cash equivalents, beginning of period	4,379	4,698
Cash and cash equivalents, end of period	$3,866	$5,267

Supplemental disclosure of cash activities
Income tax refunds, net	$(356)	$(725)
Interest paid	$7,209	$5,762
Supplemental disclosure of noncash investing activities
Reclassification of inventory to equipment held for lease, net	$72,769	$27,189
Reclassification of inventory to property and equipment, net	$-	$3,417
Reclassification of equipment held for lease, net from property and equipment, net	$-	$(8,773)

See accompanying notes to condensed consolidated financial statements.

AERSALE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

NOTE A – DESCRIPTION OF THE BUSINESS

Organization

AerSale Corporation (the “Company” or “we”) is headquartered in Doral, Florida, with additional offices, hangars, and warehouses located globally.

The Company was originally incorporated in Delaware.  At the Company’s 2026 Annual Meeting of Stockholders held on June 11, 2026, stockholders holding a majority of the outstanding shares of common stock of the Company entitled to vote approved and adopted the redomestication of the Company from the State of Delaware to the State of Texas (the “Redomestication”) by means of a plan of conversion (the “Plan of Conversion”).  Pursuant to the Plan of Conversion, the Company effected the Redomestication on September 25, 2026 by filing: (i) a certificate of conversion with the Secretary of State of the State of Delaware, (ii) a certificate of conversion with the Secretary of State of the State of Texas, and (iii) a certificate of formation with the Secretary of State of the State of Texas (the “Texas Charter”).  The Company also adopted new bylaws (the “Texas Bylaws”) to reflect the Redomestication.

Through the adoption of the Plan of Conversion, at the effective time of the Redomestication: the Company continues its existence as a Texas corporation (the “Texas Corporation”) and continues to operate its business under the current name, “AerSale Corporation”; the internal affairs of the Company ceased to be governed by Delaware law and are instead governed by Texas law; the Company ceased to be governed by the Delaware Amended and Restated Certificate of Incorporation, as amended, and the Delaware Amended and Restated Bylaws, as amended, and is instead governed by the provisions of the Texas Charter and the Texas Bylaws; each outstanding share of the Company’s common stock, par value $0.0001 per share (“Delaware Corporation Common Stock”), automatically converted into one outstanding share of common stock, par value $0.0001 per share, of the Texas Corporation (“Texas Corporation Common Stock”) pursuant to the Plan of Conversion; each outstanding restricted stock unit, option or right to acquire shares of Delaware Corporation Common Stock continues in existence and automatically became a restricted stock unit, option or right to acquire an equal number of shares of the Texas Corporation Common Stock under the same terms and conditions.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”), which permits reduced disclosures for interim periods. Although these interim condensed consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows have been made. These unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Contract assets are as follows (in thousands):

	September 30, 2026	December 31, 2025	Change
Contract assets	$7,094	$4,076	$3,018

Contract assets are reported within deposits, prepaid expenses, and other current assets on our condensed consolidated balance sheets. Changes in contract assets primarily result from the timing difference between the performance of services. Contract liabilities are reported as deferred revenue on the accompanying condensed consolidated balance sheets and amounted to $0.5 million as of December 31, 2025, of which $0.3 million was related to contract liabilities for services to be performed. For the nine months ended September 30, 2026, the Company recognized as revenue $0.3 million of contract liabilities included in the deferred revenue beginning balance as of December 31, 2025 for services performed as the timing between customer payments and our performance of the services is generally no longer than six months.

Disaggregation of Revenue

The Company reports revenue by segment. The following tables present revenue by segment, as well as a reconciliation to total revenue for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026			2026
	Asset Management			Asset Management
	Solutions	TechOps	Total Revenue	Solutions	TechOps	Total Revenue
USM	$30,877	$6,046	$36,923	$81,661	$10,450	$92,111
Whole asset sales	9,250	-	9,250	14,525	-	14,525
Engineered solutions	-	8,372	8,372	-	15,296	15,296
Total products	40,127	14,418	54,545	96,186	25,746	121,932
Leasing	10,420	-	10,420	34,628	-	34,628
Services	-	26,591	26,591	-	76,542	76,542
Total revenue	$50,547	$41,009	$91,556	$130,814	$102,288	$233,102

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025			2025
	Asset Management			Asset Management
	Solutions	TechOps	Total Revenue	Solutions	TechOps	Total Revenue
USM	$29,422	$4,986	$34,408	$94,031	$10,987	$105,018
Whole asset sales	376	-	376	35,513	-	35,513
Engineered solutions	-	2,184	2,184	-	8,148	8,148
Total products	29,798	7,170	36,968	129,544	19,135	148,679
Leasing	9,403	-	9,403	25,135	-	25,135
Services	-	24,820	24,820	-	70,535	70,535
Total revenue	$39,201	$31,990	$71,191	$154,679	$89,670	$244,349

NOTE D – INVENTORY

Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
USM	$110,647	$147,742
Whole assets	88,491	118,855
Work-in-process	49,867	20,439
MRO and engineered solutions	85,143	76,728
	$334,148	363,764
Less short term	(222,938)	(205,379)
Long term	$111,210	$158,385

The Company recorded inventory scrap loss reserves of $0.8 million for the three months ended September 30, 2026 and 2025. The Company recorded inventory scrap loss reserves of $2.6 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company recorded an inventory reserve of $0.2 million for the three months ended September 30, 2025. The Company recorded an inventory reserve of $1.6 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. The inventory reserves are recorded as a result of the Company’s evaluation of the inventory’s net realizable value. Additions to inventory reserves are included in cost of products in the accompanying condensed consolidated statements of operations.

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

During the three months ended September 30, 2026, the Company’s stock price exhibited a sustained decrease, which management considered a triggering event indicating that the fair value of one or more of the Company’s reporting units more likely than not was below its carrying value. Therefore, the Company performed a quantitative goodwill impairment assessment for the Asset Management Solutions and ACT reporting units as of September 30, 2026, which supported that the fair value for the ACT reporting unit exceeded its carrying value as of September 30, 2026. As such, the quantitative test for this reporting unit did not result in goodwill impairment.

For the Asset Management Solutions reporting unit, the impairment assessment indicated that the estimated fair value was lower than its carrying value. As a result, the Company recorded a non-cash goodwill impairment for the full amount of the Asset Management Solutions goodwill in the amount of $13.4 million reflected as goodwill impairment on the accompanying condensed consolidated statements of operations in the three and the nine months ended September 30, 2026.

The following table summarizes the changes in the carrying amount of goodwill for the three and nine months ended September 30, 2026 (in thousands):

	Asset
	Management
	Solutions	TechOps	Total
Goodwill as of December 31, 2025	$13,416	$6,444	$19,860
Goodwill as of June 30, 2026	13,416	6,444	19,860
Goodwill impairment	(13,416)	-	(13,416)
Goodwill as of September 30, 2026	$-	$6,444	$6,444

There was no goodwill activity for the three and nine months ended September 30, 2025.

Goodwill and other intangible assets, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Asset Management Solutions:
FAA Certifications	$724	$724
Goodwill	-	13,416
ALGS:
FAA Certifications	710	710
Goodwill	379	379
ACS:
Trademarks	600	600
FAA Certifications	7,300	7,300
Goodwill	63	63
ACT:
Trademarks	200	200
FAA Certificates	796	796
Goodwill	6,002	6,002
Total intangible assets with indefinite lives	$16,774	$30,190

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives. Net book value of intangible assets with definite lives are as follows (in thousands):

	Useful Life
	In Years	September 30, 2026	December 31, 2025
Asset Management Solutions:
Customer relationships	10	$2,485	$3,213
ACS:
Customer relationships	10	455	613
ACT:
Customer relationships	10	2,893	3,583
AerSale:
AerAware flight manuals	10	558	608
Total intangible assets with definite lives, net		$6,391	$8,017

Total amortization expense amounted to $0.5 million for the three months ended September 30, 2026 and 2025. Total amortization expense amounted to $1.6 million for the nine months ended September 30, 2026 and 2025. Accumulated amortization amounted to $15.3 million and $13.7 million as of September 30, 2026 and December 31, 2025, respectively.

During the quarter ended September 30, 2026, the Company’s stock price decreased significantly and had not recovered by September 30, 2026, which management considered a triggering event. Therefore, the Company performed a quantitative impairment for other intangibles as of September 30, 2026. The Company determined that the fair value exceeded the carrying value for other intangibles as of September 30, 2026.

NOTE F – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
	In Years	September 30, 2026	December 31, 2025
Tooling and equipment	5 – 15	$27,555	$18,967
Furniture and other equipment	3 – 15	15,045	14,589
Computer software	3 – 5	1,529	1,521
Leasehold improvements	2 – 15	22,555	28,008
		66,684	63,085
Less accumulated depreciation		(34,598)	(31,079)
		$32,086	$32,006

Depreciation expense, which includes amortization of equipment under capital lease, amounted to $1.3 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense, which includes amortization of equipment under capital lease, amounted to $3.7 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE G – AIRCRAFT AND ENGINES HELD FOR LEASE, NET

Aircraft and engines held for lease, net, as of the below dates consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Aircraft and engines held for lease	$203,495	$134,868
Less accumulated depreciation	(37,583)	(32,507)
	$165,912	$102,361

Total depreciation expense amounted to $4.3 million and $2.8 million for the three months ended September 30, 2026 and 2025, respectively. Total depreciation expense amounted to $12.7 million and $8.5 million for the nine months ended September 30, 2026 and 2025, respectively, and is included in cost of leasing in the accompanying condensed consolidated statements of operations.

Supplemental rents recognized as revenue totaled $4.0 million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively. Supplemental rents recognized as revenue totaled $14.8 million and $12.9 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company’s current operating lease agreements for leased Flight Equipment expire over the next five years. The amounts in the following table are based upon the assumption that Flight Equipment under operating leases will remain leased for the length of time specified by the respective lease agreements and does not include variable supplemental rent. Minimum future annual lease revenue contracted to be received under existing operating leases of Flight Equipment were as follows (in thousands):

Year ending December 31:
Remaining three months of 2026	$8,520
2027	25,969
2028	16,561
2029	14,629
2030	14,469
Thereafter	14,175
Total minimum lease payments	$94,323

NOTE H — ACCRUED EXPENSES

The following is a summary of the components of accrued expenses as of the below dates (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and related benefits	$5,828	$2,907
Accrued legal fees	900	853
Commission fee accrual	894	1,064
Accrued federal, state and local taxes and fees	281	160
Other	1,469	2,249
	$9,372	$7,233

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

NOTE J – FINANCING ARRANGEMENTS

Outstanding debt obligations as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
$180.0 million Wells Fargo senior secured revolving credit facility	$158,675	$110,053
$2.5 million CIBC property and equipment revolving term loan	2,850	2,277
Total	161,525	112,330
Less current portion	(2,260)	(993)
Total long-term portion	$159,265	$111,337

Total deferred financing costs were $0.7 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively. Amortized debt issuance costs are recorded in interest expense, net through maturity of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense amounted to $0.1 million for the three months ended September 30, 2026 and 2025. Amortization expense amounted to $0.3 million for the nine months ended September 30, 2026 and 2025.

$180.0 million Wells Fargo Senior Secured Revolving Credit Agreement

On July 20, 2018, our subsidiary, AerSale, Inc. and other subsidiary borrowers, entered in an amended and restated secured Revolving Credit Agreement (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement initially provided for a $110.0 million aggregate amount of revolver commitments subject to borrowing base. The Revolving Credit Agreement included a $10.0 million sub-facility for letters of credit and for borrowings on same-day notice referred to as “swingline loans”. The maximum amount of such commitments available at any time for borrowings and letters of credit is determined according to a borrowing base calculation equal to the sum of eligible inventory and eligible accounts receivable reduced by the aggregate amount, if any, of trade payables of the loan parties, as defined in the Revolving Credit Agreement. Extensions of credit under the Revolving Credit Agreement are available for working capital and general corporate purposes.

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

As of September 30, 2026, the Company had $19.2 million of availability, subject to borrowing base limitations.

The obligations of AerSale, Inc. under the Revolving Credit Agreement are guaranteed by the Company, and other subsidiaries of AerSale, Inc. may be designated as borrowers on a joint and several basis. Such obligations are also secured by substantially all of the assets of the Company.

The interest rate applicable to loans outstanding on the Revolving Credit Agreement is a floating rate of interest per annum of SOFR plus a margin of 2.25% to 2.75%. The applicable interest rate as of September 30, 2026 was 6.95%. Interest expense on the Revolving Credit Agreement amounted to $2.6 million and $7.0 million for the three and nine months ended September 30, 2026, respectively. Interest expense on the Revolving Credit Agreement amounted to $2.2 million and $5.5 million for the three and nine months ended September 30, 2025, respectively.

The Company’s ability to borrow on the Revolving Credit Agreement is subject to ongoing compliance by the Company with various customary affirmative and negative covenants. The Revolving Credit Agreement requires the Company to meet certain financial and non-financial covenants. The Company was in compliance with these covenants as of September 30, 2026 and December 31, 2025.

$2.5 million CIBC Property and Equipment Revolving Term Loan

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

The CIBC Equipment Loan is subject to ongoing compliance by the Company in the form of various customary affirmative and negative covenants, as well as certain financial covenants. The Company was in compliance with these covenants as of September 30, 2026 and December 31, 2025.

The effective rate on this facility was 7.43% as of September 30, 2026. Maturities of the CIBC Equipment Loan as of September 30, 2026 are as follows (in thousands):

Year ending December 31:
Remaining three months of 2026	$1,566
2027	993
2028	291
Total payments	$2,850

NOTE K – EARNINGS PER SHARE

The computation of basic and diluted earnings per share is based on the weighted average number of shares of common stock outstanding during each period.

The following table provides a reconciliation of the computation for basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(15,028)	$(120)	$(24,048)	$3,178

Weighted-average number of shares outstanding - basic	47,725,030	47,180,634	47,440,357	48,779,067
Additional shares from assumed stock-settled restricted stock units	-	-	-	272,316
Additional shares from assumed issuance under the Employee Stock Purchase Plan	-	-	-	5,178
Weighted-average number of shares outstanding - diluted	47,725,030	47,180,634	47,440,357	49,056,561

(Loss) earnings per share – basic:	$(0.31)	$(0.00)	$(0.51)	$0.07
(Loss) earnings per share – diluted:	$(0.31)	$(0.00)	$(0.51)	$0.06

Anti-dilutive shares/units excluded from loss per share - diluted:
Additional shares from assumed stock-settled restricted stock units	303,388	455,075	309,518	-
Additional shares from assumed issuance under the Employee Stock Purchase Plan	2,880	5,178	2,880	-

NOTE L – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock, $0.0001 par value, consists of 200,000,000 authorized shares, of which 47,730,257 and 47,221,513 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

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

Restricted stock unit activity under the 2020 Plan for the nine months ended September 30, 2026 and 2025 was as follows:

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2025	2,475,347	$6.63
Granted	1,560,438	5.82
Forfeited	(53,473)	5.88
Vested	(484,044)	7.47
Expired	(10,482)	7.02
Outstanding at September 30, 2026	3,487,786	$6.15

		Weighted Average
	Amount	Grant Date Fair Value
Outstanding at December 31, 2024	1,380,277	$8.38
Granted	1,533,722	6.03
Forfeited	(100,507)	8.56
Vested	(326,764)	10.30
Expired	(10,404)	16.02
Outstanding at September 30, 2025	2,476,324	$6.64

As of September 30, 2026, the unrecognized compensation costs related to restricted stock units was $8.2 million. The Company expects to recognize these costs over a weighted average period of 1.9 years.

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

As of September 30, 2026, the Company’s outstanding restricted stock units included 2,410,705 performance-based awards that have vesting provisions subject to both time vesting and the achievement of certain performance milestones ranging from 80% to 200% vesting targets, while the remaining awards vest over a period ranging from one to three years.

The Company recorded $0.6 million and $0.1 million share-based compensation benefit for certain performance-based awards for the three and nine months ended September 30, 2026, respectively, given that the achievement of the performance milestones was no longer deemed probable for accounting purposes which resulted in a reversal of previously recorded share-based compensation expense of $0.9 million for the three and nine months ended September 30, 2026. The Company recorded $0.1 million share-based compensation expense for certain performance-based awards for the three and nine months ended September 30, 2025.

The share-based compensation expense related to Restricted Stock Units was $0.7 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. The share-based compensation expense related to Restricted Stock Units was $2.4 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively.

The total grant date fair value of restricted stock awarded was $9.1 million and $9.3 million during the nine months ended September 30, 2026 and 2025, respectively.

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

	Grant Date
	August 19, 2026	August 6, 2025	August 1, 2025
Risk-free interest rate	4.35%	3.77%	3.77%
Expected volatility of common stock	42.44%	43.56%	43.56%
Dividend yield	-	-	-
Expected option term in years	6.0	6.0	6.0
Grant-date fair value (per share)	$ 2.75	$ 2.92	$ 2.80

Stock options activity under the 2020 Plan for the nine months ended September 30, 2026 and 2025 was as follows:

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	1,338,935	$6.48	9.01	$839
Granted	835,903	5.77	-	-
Forfeited	(16,907)	7.02	-	-
Outstanding at September 30, 2026	2,157,931	$6.20	8.82	$-

Exercisable at September 30, 2026	626,858	$6.64	8.10	$-

	Amount	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	646,301	$7.02	9.44	$-
Granted	763,485	6.08	-	1,612
Forfeited	(38,646)	7.02	-	45
Expired	(32,205)	7.02	-	38
Outstanding at September 30, 2025	1,338,935	$6.48	9.26	$2,286

Exercisable at September 30, 2025	191,811	$7.02	8.69	$262

As of September 30, 2026, the unrecognized compensation costs related to stock options was $3.0 million. The Company expects to recognize those costs over a weighted average period of 1.6 years.

The share-based compensation expense related to stock options was $0.4 million for the three months ended September 30, 2026 and 2025. The share-based compensation expense related to stock options was $1.3 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.

2020 Employee Stock Purchase Plan

The Company also maintains the AerSale Corporation 2020 Employee Stock Purchase Plan (the “ESPP”) and has registered 500,000 shares of common stock issuable under the ESPP. The Company issued 25,445 and 39,754 shares, pursuant to the ESPP, during the nine months ended September 30, 2026 and 2025, respectively.

NOTE M – BUSINESS SEGMENTS

The Chairman and Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). We report operational data to our CODM at the segment level, which the CODM uses to evaluate performance and allocate resources based on gross profit (loss) and income (loss) from operations by segment. The CODM utilizes segment gross profit (loss) when making strategic decisions which include considerations of pursuing additional capacity and technical capabilities or acquiring additional Flight Equipment. Additionally, the CODM utilizes segment income (loss) from operations when comparing actual results to budgets and making decisions regarding personnel and capital allocations. While the Company believes there are synergies between the two business segments, they are managed separately because they have different risks and opportunities. The two reportable segments are:

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

Selected financial information for each segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Asset Management Solutions
Aircraft	$10,364	$8,249	$30,106	$26,018
Engine	40,183	30,952	100,708	128,661
	50,547	39,201	130,814	154,679
TechOps
MRO services	26,591	24,820	76,542	70,535
Product sales	14,418	7,170	25,746	19,135
	41,009	31,990	102,288	89,670
Total	$91,556	$71,191	$233,102	$244,349

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales
Asset Management Solutions
Aircraft	$7,659	$4,923	$21,847	$16,740
Engine	27,457	20,891	64,007	85,547
	35,116	25,814	85,854	102,287
TechOps
MRO services	27,420	19,561	76,622	55,489
Product sales	8,462	4,330	14,913	11,785
	35,882	23,891	91,535	67,274
Total	$70,998	$49,705	$177,389	$169,561

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit (loss)
Asset Management Solutions
Aircraft	$2,705	$3,326	$8,259	$9,278
Engine	12,726	10,061	36,701	43,114
	15,431	13,387	44,960	52,392
TechOps
MRO services	(829)	5,259	(80)	15,046
Product sales	5,956	2,840	10,833	7,350
	5,127	8,099	10,753	22,396
Total	$20,558	$21,486	$55,713	$74,788

The following table reconciles segment gross profit to (loss) income before income tax provision for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$15,431	$5,127	$20,558	$13,387	$8,099	$21,486
Operating expenses	(3,252)	(246)	(3,498)	(2,484)	(1,701)	(4,185)
Selling, general and administrative expenses	(3,336)	(2,895)	(6,231)	(2,409)	(3,577)	(5,986)
Goodwill impairment	(13,416)	-	(13,416)	-	-	-
Segment (loss) income from operations	$(4,573)	$1,986	$(2,587)	$8,494	$2,821	$11,315
Other corporate expenses (1)			(9,049)			(8,442)
(Loss) income from operations			(11,636)			2,873
Other (expense) income:
Interest expense, net			(2,766)			(2,367)
Other income, net			62			128
Change in fair value of warrant liability			-			(21)
(Loss) income before income tax provision			$(14,340)			$613

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Asset Management Solutions	TechOps	Total	Asset Management Solutions	TechOps	Total
Gross Profit	$44,960	$10,753	$55,713	$52,392	$22,396	$74,788
Operating expenses	(11,187)	(792)	(11,979)	(9,564)	(6,318)	(15,882)
Selling, general and administrative expenses	(10,531)	(8,705)	(19,236)	(10,211)	(11,796)	(22,007)
Goodwill impairment	(13,416)	-	(13,416)	-	-	-
Segment income from operations	$9,826	$1,256	$11,082	$32,617	$4,282	$36,899
Other corporate expenses (1)			(30,800)			(28,159)
(Loss) income from operations			(19,718)			8,740
Other (expense) income:
Interest expense, net			(7,347)			(6,000)
Other income, net			1,071			2,150
Change in fair value of warrant liability			-			53
(Loss) income before income tax provision			$(25,994)			$4,943

(1)Other corporate expenses include other unapplied payroll expenses and benefits, telecommunications and IT support, professional fees, office rent, and depreciation, among others.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total depreciation and amortization expense
Asset Management Solutions	$4,646	$3,196	$13,565	$9,569
TechOps	1,315	1,283	3,672	3,828
Corporate	250	287	753	840
	$6,211	$4,766	$17,990	$14,237

	Nine Months Ended September 30,
(in thousands)	2026	2025
Total capital expenditures
Asset Management Solutions	$3,789	$2,713
TechOps	3,142	4,087
Corporate	215	372
	$7,146	$7,172

	September 30,	December 31,
(in thousands)	2026	2025
Total Assets
Asset Management Solutions	$454,507	$434,680
TechOps	208,059	193,724
Corporate	12,125	12,068
	$674,691	$640,472

Intersegment sales include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed or products sold and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. All intersegment transactions have been eliminated upon consolidation. Intersegment revenue for the three and nine months ended September 30, 2026 and 2025, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Asset Management Solutions	$623	$77	$2,461	$1,658
TechOps	1,715	2,076	5,567	6,109
Total intersegment revenue	$2,338	$2,153	$8,028	$7,767

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

Results of Operations

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Revenue and gross profit for AerSale’s two business segments for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Percent Change
Revenue
Asset Management Solutions
Aircraft	$10,364	$8,249	25.6%
Engine	40,183	30,952	29.8%
	50,547	39,201	28.9%
TechOps
MRO services	26,591	24,820	7.1%
Product sales	14,418	7,170	101.1%
	41,009	31,990	28.2%

Total	$91,556	$71,191	28.6%

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Percent Change
Gross Profit (loss)
Asset Management Solutions
Aircraft	$2,705	$3,326	(18.7)%
Engine	12,726	10,061	26.5%
	15,431	13,387	15.3%
TechOps
MRO services	(829)	5,259	(115.8)%
Product sales	5,956	2,840	109.7%
	5,127	8,099	(36.7)%

Total	$20,558	$21,486	(4.3)%

Total revenue for the three months ended September 30, 2026 increased $20.4 million, or 28.6%, compared to the three months ended September 30, 2025, driven by an increase of $11.3 million, or 28.9%, in revenue within Asset Management Solutions, and an increase of $9.0 million, or 28.2%, in revenue within TechOps.

Asset Management Solutions

Revenue in the Asset Management Solutions segment increased $11.3 million, or 28.9%, to $50.5 million for the three months ended September 30, 2026, due to a $9.2 million, or 29.8%, increase in revenue from Engine, and a $2.1 million, or 25.6%, increase in revenue from Aircraft. The increase in Engine revenue is primarily attributable to higher activity in the PW4000 product line due to higher Flight Equipment sales in the amount of $8.9 million, and higher USM sales of $0.3 million. The increase in Aircraft revenue is due to higher USM sales in the amount of $1.2 million, mostly from the B737 product line, as well as higher leasing revenue.

Cost of sales in Asset Management Solutions increased $9.3 million, or 36.0%, to $35.1 million for the three months ended September 30, 2026, compared to the prior year period. The increase in cost of sales was primarily due to the revenue increase discussed above. Gross profit in the Asset Management Solutions segment increased $2.0 million, or 15.3%, to $15.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The gross profit increase is mainly attributable to higher revenue generated for the three months ended September 30, 2026, as noted above.

Aircraft gross profit margins decreased to 26.1% for the three months ended September 30, 2026, from 40.3% for the three months ended September 30, 2025 due to lower margin contribution from leasing revenue and USM sales. Engine gross profit margin was 31.7% for the three months ended September 30, 2026, a decrease from 32.5% for the three months ended September 30, 2025, which was primarily the result of changes in the revenue mix.

TechOps

Our revenue from TechOps increased by $9.0 million, or 28.2%, to $41.0 million for the three months ended September 30, 2026, compared to the prior year period. The increase was driven by higher volume in our heavy MROs as our facility in Millington, Tennessee is fully operational. Additional revenue growth came from our Engineered Solutions product sales, driven by AerSafe.

Cost of sales in TechOps increased $12.0 million, or 50.2%, to $35.9 million for the three months ended September 30, 2026 compared to the prior year period, driven by the sales increase discussed above. Gross profit in TechOps decreased $3.0 million, or 36.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven by lower margin generated from our heavy MROs, as a result of higher labor costs and unused capacity in Millington, Tennessee, as well as higher overhead and unused capacity at our facility in Hialeah Gardens, Florida. Gross profit margin decreased to 12.5% for the three months ended September 30, 2026 compared to 25.3% for the prior year period, which was largely attributable to lower margin on service revenue of negative 3.1% for the three months ended September 30, 2026 compared to 21.2% for the prior year period, driven by the gross profit reduction from our heavy MROs noted above, partly offset by higher margin generated by our Engineered Solutions product sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.2 million, or 0.9%, to $18.8 million for the three months ended September 30, 2026, compared to the prior year period. The increase was mainly related to higher payroll and payroll-related benefit costs.

Change in Fair Value of Warrant Liability

We accounted for private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants was determined using the Black-Scholes option pricing model. For the three months ended September 30, 2025, the amount recorded for change in fair value of warrant liability loss was not significant. The Private Warrants expired unexercised during the year ended December 31, 2025.

Goodwill Impairment

Goodwill impairment was $13.4 million for the three months ended September 30, 2026. No impairment was recorded during the three months ended September 30, 2025.

During the three months ended September 30, 2026, the Company’s stock price exhibited a sustained decrease, which management considered a triggering event indicating that the fair value of one or more of the Company’s reporting units more likely than not was below its carrying value. Therefore, the Company performed a quantitative goodwill impairment assessment for the Asset Management Solutions and ACT reporting units as of September 30, 2026, which supported that the fair value for the ACT reporting unit exceeded its carrying value as of September 30, 2026. As such, the quantitative test for this reporting unit did not result in goodwill impairment.

For the Asset Management Solutions reporting unit, the impairment assessment indicated that the estimated fair value was lower than its carrying value. As a result, the Company recorded a non-cash goodwill impairment for the full amount of the Asset Management Solutions goodwill in the amount of $13.4 million in the three months ended September 30, 2026.

Interest Expense, Net

Interest expense, net was $2.8 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively. The interest expense is primarily driven by borrowings under our debt facilities.

Income Taxes

The effective tax rate for the three months ended September 30, 2026 was negative 4.8% compared to 119.6% for the three months ended September 30, 2025. The difference between the effective tax rate and the statutory tax rate of 21.0% for the three months ended September 30, 2026, is primarily attributable to goodwill impairment, research and development credits (R&D), and foreign tax credits, offset by state and foreign income taxes. The difference between the effective tax rate and the statutory tax rate of 21.0% for the three months ended September 30, 2025, is primarily due to the impact of state income taxes and stock-based compensation.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Revenue and gross profit for AerSale’s two business segments for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Percent Change
Revenue
Asset Management Solutions
Aircraft	$30,106	$26,018	15.7%
Engine	100,708	128,661	(21.7)%
	130,814	154,679	(15.4)%
TechOps
MRO services	76,542	70,535	8.5%
Product sales	25,746	19,135	34.5%
	102,288	89,670	14.1%

Total	$233,102	$244,349	(4.6)%

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Percent Change
Gross Profit (loss)
Asset Management Solutions
Aircraft	$8,259	$9,278	(11.0)%
Engine	36,701	43,114	(14.9)%
	44,960	52,392	(14.2)%
TechOps
MRO services	(80)	15,046	(100.5)%
Product sales	10,833	7,350	47.4%
	10,753	22,396	(52.0)%

Total	$55,713	$74,788	(25.5)%

Total revenue for the nine months ended September 30, 2026 decreased $11.2 million, or 4.6%, compared to the nine months ended September 30, 2025, driven by a decrease of $23.9 million, or 15.4%, in revenue within Asset Management Solutions, partially offset by an increase of $12.6 million, or 14.1%, in revenue within TechOps.

Asset Management Solutions

Revenue in the Asset Management Solutions segment decreased $23.9 million or 15.4%, to $130.8 million for the nine months ended September 30, 2026, due to a $28.0 million, or 21.7%, decrease in revenue from Engine; offset by a $4.1 million, or 15.7%, increase in revenue from Aircraft. The decrease in Engine revenue is primarily attributable to lower activity in the PW4000 and CF6-80 product lines due to lower Flight Equipment sales of $20.7 million and lower USM sales of $13.4 million, partly offset by higher leasing revenue in the amount of $6.1 million. The increase in Aircraft revenue is primarily attributable to increased leasing activity of our B757 freighters in the amount of $3.3 million and higher USM sales of $1.1 million, partially offset by lower unserviceable Flight Equipment sales.

Cost of sales in Asset Management Solutions decreased $16.4 million, or 16.1%, to $85.9 million for the nine months ended September 30, 2026, compared to the prior year period. The decrease in cost of sales was primarily driven by the revenue decrease noted above. Gross profit in the Asset Management Solutions segment decreased $7.4 million, or 14.2%, to $45.0 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The gross profit decrease is mainly attributable to lower Flight Equipment sales, as well as lower USM sales for the nine months ended September 30, 2026.

Aircraft gross profit margin decreased to 27.4% for the nine months ended September 30, 2026, from 35.7% for the nine months ended September 30, 2025, due to lower USM margins as a result of fluctuations in product mix. Engine gross profit margin was 36.4% for the nine months ended September 30, 2026, an increase from 33.5% for the nine months ended September 30, 2025, which was primarily due to changes in our revenue mix, mainly from higher leasing revenue which, historically, tends to generate higher margins.

TechOps

Our revenue from TechOps increased by $12.6 million, or 14.1%, to $102.3 million for the nine months ended September 30, 2026, compared to the prior year period. The increase was primarily driven by higher volume in our heavy MROs, as our Millington, Tennessee facility became fully operational during the current year period, as well as higher Engineered Solutions product sales.

Cost of sales in TechOps increased $24.3 million, or 36.1%, to $91.5 million for the nine months ended September 30, 2026, compared to the prior year period, driven by the higher revenue discussed above. Gross profit in TechOps decreased $11.6 million, or 52.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven by lower margin generated from our heavy MROs, as a result of higher labor costs, which include non-recurring hiring and training expenses associated with the return to service of Millington, Tennessee, as well as higher overhead and unused capacity at our facility in Hialeah Gardens, Florida. Gross profit margin decreased to 10.5% for the nine months ended September 30, 2026 compared to 25.0% for the nine months ended September 30, 2025, and was largely attributable to lower margins on service revenue of negative 0.1% for the nine months ended September 30, 2026 compared to 21.3% for the prior year period, driven by gross profit reduction from our heavy MROs noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.0 million, or 6.1%, to $62.0 million for the nine months ended September 30, 2026, compared to the prior year period. The decrease was mainly related to lower sales commissions, lower legal fees, and lower rent expense in our AeroStructures business unit, which incurred rent expense for two locations in the 2025 period until the completion of its expanded Hialeah Gardens, Florida facility.

Change in Fair Value of Warrant Liability

We accounted for private warrants as a liability at their fair value, with changes in fair value recognized in our results from operations for the period. The fair value of our private warrants was determined using the Black-Scholes option pricing model. For the nine months ended September 30, 2025, we recorded a $0.1 million favorable change in fair value of warrant liability income. The Private Warrants expired unexercised during the year ended December 31, 2025.

Goodwill Impairment

Goodwill impairment was $13.4 million for the nine months ended September 30, 2026. No impairment was recorded during the nine months ended September 30, 2025.

During the three months ended September 30, 2026, the Company’s stock price exhibited a sustained decrease, which management considered a triggering event indicating that the fair value of one or more of the Company’s reporting units more likely than not was below its carrying value. Therefore, the Company performed a quantitative goodwill impairment assessment for the Asset Management Solutions and ACT reporting units as of September 30, 2026, which supported that the fair value for the ACT reporting unit exceeded its carrying value as of September 30, 2026. As such, the quantitative test for this reporting unit did not result in goodwill impairment.

For the Asset Management Solutions reporting unit, the impairment assessment indicated that the estimated fair value was lower than its carrying value. As a result, the Company recorded a non-cash goodwill impairment for the full amount of the Asset Management Solutions goodwill in the amount of $13.4 million in the nine months ended September 30, 2026.

Interest Expense, Net

Interest expense, net was $7.3 million for the nine months ended September 30, 2026 compared to $6.0 million for the nine months ended September 30, 2025. The increase was primarily related to higher outstanding borrowings under our debt facilities during the current year period compared to the prior period related to the timing of changes in working capital and feedstock acquisitions.

Income Taxes

The effective tax rate for the nine months ended September 30, 2026 was 7.5% compared to 35.7% for the nine months ended September 30, 2025. The difference between the effective tax rate and the statutory tax rate of 21.0% for the nine months ended September 30, 2026, is primarily attributable to goodwill impairment, research and development credits, the foreign derived deduction-eligible income (FDDEI) deduction, offset by state income taxes. The difference between the effective tax rate and the statutory tax rate of 21.0% for the nine months ended September 30, 2025, is primarily due to the impact of state income taxes and stock-based compensation.

Financial Position, Liquidity and Capital Resources

As of September 30, 2026, we had $3.9 million in cash and cash equivalents. We finance our growth through cash flows generated from operations and borrowings secured by our assets. We had $158.7 million outstanding under the Revolving Credit Agreement (as defined below) as of September 30, 2026, with $19.2 million of availability thereunder, subject to borrowing base limitations. We used cash in operations of $42.7 million for the nine months ended September 30, 2026, primarily for feedstock acquisition and improvements to flight equipment in preparation for sale or lease, and used cash in investing activities of $7.1 million for the nine months ended September 30, 2026.

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

Cash Flows—Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Cash Flows from Operating Activities

Net cash used in operating activities was $42.7 million for the nine months ended September 30, 2026, compared to cash used of $34.3 million for the same period in 2025. The increase in cash deployed of $8.4 million was primarily due to lower results from operations and the timing of changes in working capital levels during the nine months ended September 30, 2026 compared to the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.1 million for the nine months ended September 30, 2026, compared to cash used of $5.4 million in the same period for 2025. The increase in cash used in investing activities for the nine months ended September 30, 2026 reflects that during the nine months ended September 30, 2025, we generated cash from the sale of assets versus none during the current year period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $49.3 million for the nine months ended September 30, 2026, compared to cash provided of $40.3 million in the same period for 2025. Cash provided by financing activities during the nine months ended September 30, 2026 resulted from net borrowings under our Revolving Credit Agreement and CIBC Equipment Loan. Cash provided by financing activities during the nine months ended September 30, 2025 resulted from net borrowings under the Revolving Credit Agreement and CIBC Equipment Loan, offset by cash used in the repurchase of common stock.

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

As of September 30, 2026, there was $158.7 million outstanding under the Revolving Credit Agreement and we had $19.2 million of availability thereunder, subject to borrowing base limitations. We were in compliance with our debt covenants for the Revolving Credit Agreement as of September 30, 2026.

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

During the nine months ended September 30, 2026, the Company borrowed an additional $1.3 million and repaid $0.7 million under this facility.  The balance outstanding under this facility is $2.9 million as of September 30, 2026.

We were in compliance with our debt covenants for the CIBC Equipment Loan as of September 30, 2026.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of September 30, 2026. Refer to Note Q – Leases, within our consolidated annual financial statements in our 2025 Form 10-K for a summary of our non-cancelable contractual obligations under operating leases.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2025 Form 10-K. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the nine months ended September 30, 2026, there were no material changes in our critical accounting estimates and policies.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and sales. Our exposure to market risk includes fluctuating interest rates and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates associated with borrowings under our Revolving Credit Agreement and the CIBC Equipment Loan, which have variable interest rates tied to the Secured Overnight Financing Rate. As of September 30, 2026, we had $158.7 million outstanding variable rate borrowings under the Revolving Credit Agreement and $2.9 million outstanding variable rate borrowings under the CIBC Equipment Loan. A ten percent increase in the average interest rate affecting our variable rate debt outstanding as of September 30, 2026 would increase our interest expense by $0.6 million for the nine months ended September 30, 2026.

Foreign Currency Exchange Risk

We primarily use the U.S. dollar as our functional currency in all markets in which we operate in order to reduce our foreign currency market risk. Only general office expense and payroll transactions for our international locations are denominated in local currency. A hypothetical ten percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or results of operations as of and for the three and nine months ended September 30, 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5    OTHER INFORMATION

Rule 10b5-1 Plan Adoptions or Terminations

During the quarter ended September 30, 2026, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6    EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Plan of Conversion of AerSale Corporation.	8-K	001-38801	2.1	09/25/2026
3.1	Certificate of Formation of AerSale Corporation.	8-K	001-38801	3.1	09/25/2026
3.2	Bylaws of AerSale Corporation.	8-K	001-38801	3.2	09/25/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101*).					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AerSale Corporation

Date:	November 6, 2026	By:	/s/ Nicolas Finazzo
Nicolas Finazzo
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	November 6, 2026	By:	/s/ Martin Garmendia
Martin Garmendia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)